Form 10-Q
period 2025-12-31
PennantPark Floating Rate Capital Ltd.
filed 2026-02-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2026 was 99,217,896.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to collectively our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, a consolidated limited partnership; “PTSF’s GP” refers to PennantPark-TSO Senior Loan Fund GP, LLC a wholly owned subsidiary; "PSSL II” refers to PennantPark Senior Secured Loan Fund II LLC, an unconsolidated joint venture; "2037 Securitization Issuer" refers to PennantPark CLO 11, LLC, a consolidated Delaware limited liability company, “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. 2036 Securitization Issuer refers to PennantPark CLO VIII, LLC; “2036-Debt Securitization” refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Asset-Backed Debt” refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the borrowing issuance of AAA(sf) Class A-1 floating rate loans. (the "Class A-1 Loans" with the 2036-Secured Notes.); “2036-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO I LLC; “2036-R Indenture” refers to that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”), (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”); “2037 Debt Securitization” refers to the $474.6 million term debt securitization completed by 2037 Securitization Issuer; “2037 Credit Agreement” refers to that certain credit agreement, dated as of February 20, 2025 by and among 2037 Securitization Issuer, as borrower, the various financial institutions party thereto, as lenders, and Western Alliance Trust Company, National Association, as collateral agent and as loan agent; “2037 Indenture” refers to that certain indenture, dated as of February 20, 2025 by and between 2037 Securitization Issuer and Western Alliance Trust Company, National Association; “2037 Asset-Backed Debt” refers to (A) the issuance by 2037 Securitization Issuer of the following classes of notes pursuant to the 2037 Indenture: (i) $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month SOFR plus 1.49%, (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60%, (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75%, (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20%, (v) $28.5 million of BBB-(sf) Class D Notes (the “2037 Class D Notes”), which bear interest at three-month SOFR plus 3.60%, (collectively, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (“2037 Subordinated Notes” and, together with the 2037 Secured Notes, the “2037 Notes”) and (B) the borrowing by the Issuers of $10.0 million under AAA(sf) Class A-1L-A floating rate loans and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (together, the “2037 Asset-Backed Loans”), which bear interest at three-month SOFR plus 1.49%. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business includes investments we make through our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2025	September 30, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $2,226,700 and $2,458,018, respectively)	$2,238,775	$2,491,360
Controlled, affiliated investments (amortized cost— $457,000 and $361,375, respectively)	366,572	281,968
Total investments (amortized cost— $2,683,700 and $2,819,393, respectively)	2,605,347	2,773,328
Cash equivalents (cost— $40,143 and $40,729, respectively)	40,143	40,729
Cash (cost— $55,121 and $81,955, respectively)	55,125	81,959
Interest receivable	13,017	13,832
Receivable for investments sold	37	1,369
Due from affiliate	239	321
Prepaid expenses and other assets	2,174	2,143
Total assets	2,716,082	2,913,681
Liabilities
Credit Facility payable, at fair value (cost— $488,855 and $683,855, respectively)	488,859	683,837
2026 Notes payable, net (par—$185,000) (unamortized deferred financing costs of $197 and $391, respectively)	184,803	184,609
2036 Asset-Backed Debt, net (par—$287,000) (unamortized deferred financing costs of $2,238 and $2,373, respectively)	284,762	284,627
2036-R Asset-Backed Debt, net (par— $287,000 and $266,000) (unamortized deferred financing costs of $439 and $634, respectively)	286,561	265,366
2037 Asset-Backed Debt, net (par— $389,500 and $361,000) (unamortized deferred financing costs of $2,475 and $2,669, respectively)	387,025	358,331
Payable for investments purchased	—	14,852
Interest payable on debt	16,109	19,172
Distributions payable	10,170	10,170
Base management fee payable	6,814	6,549
Incentive fee payable	6,660	6,883
Accounts payable and accrued expenses	2,662	2,166
Deferred tax liability	1,228	1,864
Due to affiliate	-	739
Total liabilities	1,675,653	1,839,165
Commitments and contingencies (See Note 11)
Net assets
Common stock, 99,217,896 and 99,217,896 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	99	99
Paid-in capital in excess of par value	1,219,502	1,219,502
Accumulated deficit	(179,172)	(145,085)
Total net assets	$1,040,429	$1,074,516
Total liabilities and net assets	$2,716,082	$2,913,681
Net asset value per share	$10.49	$10.83

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest	$56,531	$47,463
Dividend	8	577
Other income	761	1,480
From controlled, affiliated investments:
Interest	7,845	12,808
Dividend	4,944	4,375
Other income	—	306
Total investment income	70,089	67,009
Expenses:
Interest and expenses on debt	27,154	22,361
Performance-based incentive fee	6,660	7,492
Base management fee	6,814	5,264
General and administrative expenses	1,200	1,200
Administrative services expenses	900	500
Expenses before amendment costs and provision for taxes	42,728	36,817
Provision for taxes on net investment income	225	225
Credit Facility amendment costs	498	—
Total expenses	43,451	37,042
Net investment income	26,638	29,967
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	1,457	1,181
Non-controlled and controlled, affiliated investments	—	25,493
Provision for taxes on realized gain (loss) on investments	—	(73)
Net realized gain (loss) on investments	1,457	26,601
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(21,266)	2,943
Non-controlled and controlled, affiliated investments	(11,021)	(31,904)
Provision for taxes on unrealized appreciation (depreciation) on investments	636	632
Debt appreciation (depreciation)	(22)	90
Net change in unrealized appreciation (depreciation) on investments and debt	(31,673)	(28,239)
Net realized and unrealized gain (loss) from investments and debt	(30,216)	(1,638)
Net increase (decrease) in net assets resulting from operations	$(3,578)	$28,329
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$(0.04)	$0.35
Net investment income per common share	$0.27	$0.37

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Net increase (decrease) in net assets from operations:
Net investment income	$26,638	$29,967
Net realized gain (loss) on investments	1,457	26,674
Net change in unrealized appreciation (depreciation) on investments	(32,287)	(28,961)
Net change in provision for taxes on realized and unrealized appreciation (depreciation) on investments	636	559
Net change in unrealized appreciation (depreciation) on debt	(22)	90
Net increase (decrease) in net assets resulting from operations	(3,578)	28,329
Distributions to stockholders:
Distribution of net investment income	(30,509)	(25,181)
Total distributions to stockholders	(30,509)	(25,181)
Capital transactions
Public offering	—	82,708
Offering costs	—	(499)
Net increase in net assets resulting from capital transactions	—	82,209
Net increase (decrease) in net assets	(34,087)	85,357
Net assets:
Beginning of period	1,074,516	877,294
End of period	$1,040,429	$962,651
Capital share activity:
Shares issued from public offering	—	7,276,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,578)	$28,329
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	32,287	28,961
Net change in unrealized appreciation (depreciation) on debt	22	(90)
Net realized (gain) loss on investments	(1,457)	(26,674)
Net accretion of discount and amortization of premium	(1,632)	(5,687)
Purchases of investments	(205,415)	(606,916)
Payment-in-kind interest	(1,627)	(1,378)
Proceeds from dispositions of investments	345,821	401,300
Amortization of deferred financing costs	718	362
(Increase) decrease in:
Interest receivable	815	(857)
Receivable from investment sold	1,332	(29,090)
Distribution receivable	—	58
Prepaid expenses and other assets	(31)	(4,828)
Due from affiliate	82	(21)
Increase (decrease) in:
Payable for investments purchased	(14,852)	(19,892)
Interest payable on debt	(3,063)	(1,327)
Base management fee payable	265	676
Incentive fee payable	(223)	4,303
Deferred tax liability	(636)	(632)
Due to affiliates	(739)	—
Account payable and accrued expenses	496	733
Net cash provided by (used in) operating activities	148,585	(232,670)
Cash flows from financing activities:
Proceeds from public offering	—	82,708
Offering costs	—	(496)
Borrowings of 2037 Asset-Backed Debt	28,500	—
Borrowings of 2036-R Asset-Backed Debt	21,000	—
Distributions paid to stockholders	(30,510)	(24,317)
Borrowings under Credit Facility	27,000	165,001
Repayments under Credit Facility	(222,000)	—
Net cash provided by (used in) financing activities	(176,010)	222,896
Net increase (decrease) in cash and cash equivalents	(27,425)	(9,774)
Effect of exchange rate changes on cash	5	(14)
Cash and cash equivalents, beginning of period	122,688	112,050
Cash and cash equivalents, end of period	$95,268	$102,262
Supplemental disclosures:
Interest paid	$29,499	$23,326
Taxes paid	$32	$—
Non-cash purchases and disposition of investments	$95,625	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 215.2% (3), (4)
First Lien Secured Debt - 195.4% of Net Assets
ACP Avenu Buyer, LLC	10/2/2023	10/02/2029	IT Services	8.41%	3M SOFR+ 475	29,965	29,672	29,891
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	10/2/2023	04/21/2027	IT Services	—	—	10,872	—	27
ACP Avenu Buyer, LLC - Unfunded Revolver (6), (8)	10/2/2023	10/02/2029	IT Services	—	—	7,612	—	(19)
ACP Falcon Buyer, LLC - Unfunded Revolver (6), (8)	7/26/2023	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	5/4/2021	05/07/2026	Media	9.93%	3M SOFR+ 626	8,135	8,117	8,135
Ad.net Acquisition, LLC - Unfunded Revolver (6), (8)	5/4/2021	05/07/2026	Media	—	—	1,244	—	—
Aechelon Technology, Inc.	8/16/2024	08/16/2029	Aerospace and Defense	9.48%	1M SOFR+ 575	13,300	13,196	13,300
Aechelon Technology, Inc. - Unfunded Revolver (8)	8/16/2024	08/16/2029	Aerospace and Defense	—	—	4,719	—	—
AFC-Dell Holding Corp.	2/22/2024	04/09/2027	Distributors	8.84%	3M SOFR+ 500	20,005	19,980	20,005
AFC-Dell Holding Corp. - Unfunded Term Loan (8)	2/22/2024	04/09/2027	Distributors	—	—	7,213	—	—
AFC-Dell Holding Corp. - Unfunded Revolver (8)	2/22/2024	10/09/2028	Distributors	—	—	2,095	—	—
Alpine Acquisition Corp II (10)	8/27/2025	11/30/2026	Containers and Packaging	—	—	4,044	2,903	1,860
Amsive Holdings Corporation	3/2/2020	12/10/2026	Media	9.92%	3M SOFR+ 625	19,222	19,140	19,030
Aphix Buyer, Inc.	7/17/2025	07/17/2031	Business Services	8.48%	3M SOFR+ 475	9,615	9,555	9,615
Aphix Buyer, Inc. - Unfunded Term Loan (8)	7/17/2025	07/16/2027	Business Services	—	—	15,341	—	96
Aphix Buyer, Inc. - Unfunded Revolver (8)	7/17/2025	07/17/2031	Business Services	—	—	3,995	—	—
APT OPCO, LLC - Unfunded Term Loan (8)	9/29/2025	09/30/2027	Healthcare Providers and Services	—	—	2,729	—	(17)
APT OPCO, LLC - Unfunded Revolver (8)	9/29/2025	09/30/2031	Healthcare Providers and Services	—	—	2,729	—	(34)
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/21/2019	06/30/2026	Media	9.57%	3M SOFR+ 590	12,012	11,982	12,012
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	5/21/2019	06/30/2026	Media	9.57%	3M SOFR+ 590	1,956	1,952	1,956
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (8)	5/21/2019	06/30/2026	Media	—	—	2,869	—	—
Arcfield Acquisition Corp.	10/28/2024	10/28/2031	Aerospace and Defense	8.84%	3M SOFR+ 500	19,344	19,325	19,248
Arcfield Acquisition Corp. - Unfunded Revolver (6), (8)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	3,547	—	(18)
Archer Lewis, LLC	8/28/2024	08/28/2029	Healthcare Technology	9.42%	3M SOFR+ 575	26,475	26,260	26,475
Archer Lewis, LLC - Unfunded Term Loan (8)	8/28/2024	08/28/2026	Healthcare Technology	—	—	13,292	—	133
Archer Lewis, LLC - Funded Revolver	8/28/2024	08/28/2029	Healthcare Technology	9.42%	3M SOFR+ 575	3,252	3,252	3,252
Argano, LLC	9/13/2024	09/13/2029	Business Services	9.23%	3M SOFR+ 550	55,679	55,194	56,235
Argano, LLC – Unfunded Revolver (8)	9/13/2024	09/13/2029	Business Services	—	—	1,421	—	—
Azureon, LLC (F/K/A Tpcn Midco, LLC)	6/26/2024	06/26/2029	Diversified Consumer Services	9.43%	3M SOFR+ 575	22,412	22,205	21,515
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Unfunded Term Loan (8)	6/26/2024	11/26/2027	Diversified Consumer Services	—		13,499	—	(439)
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Funded Revolver	6/26/2024	06/26/2029	Diversified Consumer Services	9.44%	3M SOFR+ 575	1,079	1,079	1,035
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Unfunded Revolver (8)	6/26/2024	06/26/2029	Diversified Consumer Services	—	—	2,696	—	(108)
Beacon Behavioral Support Services, LLC	6/21/2024	06/21/2029	Healthcare Providers and Services	9.17%	3M SOFR+ 550	21,335	21,103	21,335
Beacon Behavioral Support Services, LLC - Unfunded Term Loan (8)	6/21/2024	12/13/2026	Healthcare Providers and Services	—	—	5,945	—	59
Beacon Behavioral Support Services, LLC - Unfunded Term Loan - 3rd Amendment (8)	6/21/2024	06/21/2027	Healthcare Providers and Services	—	—	23,451	—	235
Beacon Behavioral Support Services, LLC - Unfunded Revolver (8)	6/21/2024	06/21/2029	Healthcare Providers and Services	—	—	2,104	—	—
Best Practice Associates, LLC	11/7/2024	11/08/2029	Aerospace and Defense	10.52%	3M SOFR+ 675	58,648	57,916	58,208
Best Practice Associates, LLC - Unfunded Revolver (8)	11/7/2024	11/08/2029	Aerospace and Defense	—	—	5,732	—	(43)
Beta Plus Technologies, Inc.	2/29/2024	07/02/2029	Internet Software and Services	9.42%	1M SOFR+ 575	32,658	31,979	32,331
Big Top Holdings, LLC	2/29/2024	03/01/2030	Construction & Engineering	8.92%	3M SOFR+ 525	27,739	27,429	27,739
Big Top Holdings, LLC - Unfunded Revolver (8)	2/29/2024	02/28/2030	Construction & Engineering	—	—	4,479	—	—
Bioderm, Inc.	8/27/2025	01/31/2028	Healthcare Equipment and Supplies	10.36%	1M SOFR+ 650	990	982	977
Bioderm, Inc. - Funded Revolver	1/30/2023	01/31/2028	Healthcare Equipment and Supplies	10.36%	1M SOFR+ 650	1,071	1,071	1,058

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Blackhawk Industrial Distribution, Inc.	6/27/2022	09/17/2026	Distributors	9.07%	3M SOFR+ 540	8,106	8,084	7,944
Blackhawk Industrial Distribution, Inc. - Funded Revolver (6)	6/27/2022	09/17/2026	Distributors	9.07%	3M SOFR+ 540	1,941	1,941	1,902
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	6/27/2022	09/17/2026	Distributors	—	—	1,941	—	(39)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.20%	3M SOFR+ 450	19,305	19,187	19,305
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2024	11/20/2026	Business Services	—	—	10,994	—	82
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2024	11/20/2030	Business Services	—	—	4,398	—	—
Blue Cloud Pediatric Surgery Centers LLC	8/12/2025	01/21/2031	Healthcare Providers and Services	8.72%	3M SOFR+ 500	6,036	5,977	5,975
Blue Cloud Pediatric Surgery Centers LLC - Unfunded Term Loan (8)	8/12/2025	07/30/2027	Healthcare Providers and Services	—	—	4,469	—	—
Boss Industries, LLC	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	8.71%	3M SOFR+ 500	12,053	11,977	12,053
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,744	—	—
Burgess Point Purchaser Corporation	8/12/2024	07/25/2029	Auto Components	9.19%	3M SOFR+ 535	18,674	17,589	15,766
By Light Professional IT Services, LLC	7/15/2025	07/15/2031	High Tech Industries	9.22%	1M SOFR+ 550	21,000	20,843	20,790
By Light Professional IT Services, LLC - Unfunded Revolver (6), (8)	7/15/2025	07/15/2031	High Tech Industries	—	—	3,671	—	(37)
Capital Construction, LLC	6/30/2025	10/22/2026	Consumer Services	9.56%	3M SOFR+ 590	7,980	7,940	7,880
Carisk Buyer, Inc.	11/27/2023	12/03/2029	Healthcare Technology	8.67%	3M SOFR+ 500	5,404	5,345	5,444
Carisk Buyer, Inc. - Unfunded Term Loan (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	7,868	—	130
Carisk Buyer, Inc. - Unfunded Revolver (6), (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	1,750	—	13
Carnegie Dartlet, LLC	2/7/2024	02/07/2030	Professional Services	9.22%	3M SOFR+ 550	33,721	33,313	33,384
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	2/7/2024	02/09/2026	Professional Services	—	—	12,430	—	—
Carnegie Dartlet, LLC - Unfunded Revolver (8)	2/7/2024	02/07/2030	Professional Services	—	—	5,405	—	(54)
Cartessa Aesthetics, LLC	6/1/2022	06/14/2028	Distributors	9.67%	3M SOFR+ 600	15,681	15,586	15,681
Cartessa Aesthetics, LLC - Unfunded Revolver (6), (8)	6/1/2022	06/14/2028	Distributors	—	—	1,438	—	—
Case Works, LLC	10/1/2024	10/01/2029	Professional Services	8.97%	3M SOFR+ 525	15,954	15,841	15,683
Case Works, LLC - Funded Revolver	10/1/2024	10/01/2029	Professional Services	8.92%	3M SOFR+ 525	2,383	2,383	2,342
Case Works, LLC - Unfunded Revolver (8)	10/1/2024	10/01/2029	Professional Services	—	—	1,725	—	(29)
Cf512, Inc.	8/17/2021	08/20/2026	Media	9.98%	3M SOFR+ 619	10,273	10,228	10,170
Cf512, Inc. - Funded Revolver	8/17/2021	08/20/2026	Media	9.74%	3M SOFR+ 602	86	86	85
Cf512, Inc. - Unfunded Revolver (6), (8)	8/17/2021	08/20/2026	Media	—	—	869	—	(9)
CJX Borrower, LLC	7/8/2021	07/13/2027	Media	9.70%	3M SOFR+ 576	8,290	8,213	8,290
CJX Borrower, LLC - Unfunded Term Loan (8)	7/8/2021	07/13/2027	Media	—	—	335	—	62
CJX Borrower, LLC - Funded Revolver	7/8/2021	07/13/2027	Media	9.70%	3M SOFR+ 576	543	543	543
CJX Borrower, LLC - Unfunded Revolver (8)	7/8/2021	07/13/2027	Media	—	—	691	—	—
Coolsys, Inc.	8/27/2025	08/11/2028	Commercial Services & Supplies	8.63%	3M SOFR+ 501	2,245	1,939	1,984
Commercial Fire Protection Holdings, LLC	9/23/2024	09/23/2030	Commercial Services & Supplies	8.22%	3M SOFR+ 450	35,028	34,801	35,028
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (8)	9/23/2024	09/23/2026	Commercial Services & Supplies	—	—	9,592	—	72
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (8)	9/23/2024	09/23/2030	Commercial Services & Supplies	—	—	5,014	—	—
Confluent Health, LLC	3/25/2024	11/30/2028	Healthcare Providers and Services	7.83%	1M SOFR+ 400	11,673	11,171	11,121
Cornerstone Advisors of Arizona, LLC	5/13/2025	05/13/2032	Consulting Services	8.42%	3M SOFR+ 475	12,801	12,737	12,737
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (8)	5/13/2025	05/13/2032	Consulting Services	—	—	1,705	—	(9)
Crane 1 Services, Inc.	8/11/2021	08/16/2027	Commercial Services & Supplies	9.08%	3M SOFR+ 525	4,221	4,191	4,189
Crane 1 Services, Inc. - Unfunded Revolver (6), (8)	8/11/2021	08/16/2027	Commercial Services & Supplies	—	—	502	—	(4)
C5MI Acquisition, LLC	7/31/2024	07/31/2029	IT Services	9.67%	3M SOFR+ 600	28,638	28,299	28,638
C5MI Acquisition, LLC - Funded Revolver	7/31/2024	07/31/2029	IT Services	9.67%	3M SOFR+ 600	3,637	3,637	3,637
C5MI Acquisition, LLC - Unfunded Revolver (8)	7/31/2024	07/31/2029	IT Services	—	—	5,456	—	—
DRI Holding Inc.	5/23/2024	12/21/2028	Media	9.07%	1M SOFR+ 535	13,134	12,911	12,871
DRS Holdings III, Inc.	10/29/2019	11/01/2028	Chemicals, Plastics and Rubber	8.97%	3M SOFR+ 525	6,613	6,585	6,679
DRS Holdings III, Inc. - Unfunded Revolver (6), (8)	10/29/2019	11/01/2028	Personal Products	—	—	487	—	—
Duggal Acquisition, LLC	9/30/2024	09/30/2030	Marketing Services	8.42%	3M SOFR+ 475	10,192	10,107	10,192

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Duggal Acquisition, LLC - Unfunded Term Loan (8)	9/30/2024	09/30/2026	Marketing Services	—	—	4,470	—	45
Duggal Acquisition, LLC - Unfunded Revolver (8)	9/30/2024	09/30/2030	Marketing Services	—	—	5,605	—	—
DX Electric Company, LLC	10/1/2025	10/01/2031	Electronic Equipment, Instruments, and Components	8.92%	3M SOFR+ 525	7,046	6,994	6,994
DX Electric Company, LLC - Unfunded Revolver (8)	10/1/2025	10/01/2031	Electronic Equipment, Instruments, and Components	—	—	1,257	—	(9)
Dynata, LLC - First Out Term Loan	7/15/2024	07/17/2028	Business Services	9.14%	3M SOFR+ 526	2,359	2,263	2,337
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Business Services	9.64%	3M SOFR+ 576	14,635	14,130	8,873
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare Providers and Services	8.72%	3M SOFR+ 500	7,920	7,881	7,920
Emergency Care Partners, LLC - Unfunded Term Loan (8)	10/18/2024	10/19/2026	Healthcare Providers and Services	—	—	4,320	—	—
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2024	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	—
EDS Buyer, LLC	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	8.49%	3M SOFR+ 475	10,539	10,444	10,565
EDS Buyer, LLC. - Unfunded Revolver (6), (8)	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	6
Efficient Collaborative Retail Marketing Company, LLC	10/23/2018	09/30/2026	Media: Diversified and Production	10.68%	3M SOFR+ 701	8,392	8,413	6,713
				(PIK 2.5%)
ETE Intermediate II, LLC	5/24/2023	05/29/2029	Diversified Consumer Services	8.72%	3M SOFR+ 500	1,651	1,642	1,651
ETE Intermediate II, LLC - Unfunded Revolver (8)	5/24/2023	05/25/2029	Diversified Consumer Services	—	—	2,429	—	—
Eval Home Care Solutions Intermediate, LLC	5/10/2024	05/10/2030	Healthcare, Education and Childcare	9.47%	1M SOFR+ 575	17,357	17,177	17,357
Eval Home Care Solutions Intermediate, LLC - Unfunded Revolver (8)	5/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	—
Exigo Intermediate II, LLC	8/27/2025	03/15/2027	Software	10.12%	1M SOFR+ 635	4,775	4,775	4,751
Exigo Intermediate II, LLC - Unfunded Revolver (8)	3/10/2022	03/15/2027	Software	—	—	689	—	(3)
Express Wash Acquisition Company, LLC	4/10/2025	04/10/2031	Automobiles	10.18%	3M SOFR+ 625	34,936	34,769	33,363
Express Wash Acquisition Company, LLC - Unfunded Revolver (8)	4/10/2025	04/10/2031	Automobiles	—	—	2,139	—	(96)
First Medical MSO, LLC	6/13/2025	06/13/2031	Healthcare Providers and Services	9.43%	3M SOFR+ 575	7,763	7,689	7,685
First Medical MSO, LLC - Unfunded Term Loan (8)	6/13/2025	06/13/2027	Healthcare Providers and Services	—	—	4,700	—	—
First Medical MSO, LLC - Unfunded Revolver (6) (8)	6/13/2025	06/13/2031	Healthcare Providers and Services	—	—	1,000	—	(10)
Five Star Buyer, Inc.	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	12.98%	3M SOFR+ 915	5,199	5,147	5,069
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (8)	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	—	—	370	—	(9)
Gauge ETE Blocker, LLC	5/24/2023	05/21/2029	Diversified Consumer Services	12.56%	—	285	285	285
GGG Midco, LLC	9/27/2024	09/27/2030	Diversified Consumer Services	8.67%	3M SOFR+ 500	24,921	24,706	24,921
GGG Midco, LLC - Unfunded Term Loan (8)	9/27/2024	09/27/2030	Diversified Consumer Services	—	—	9,574	—	96
GGG Midco, LLC – Unfunded Revolver (8)	9/27/2024	09/27/2030	Diversified Consumer Services	—	—	1,311	—	—
Global Holdings InterCo, LLC	3/11/2021	03/16/2026	Diversified Financial Services	9.33%	1M SOFR+ 560	8,715	8,638	8,715
Graffiti Buyer, Inc.	8/9/2021	08/10/2027	Trading Companies & Distributors	9.29%	3M SOFR+ 560	5,503	5,428	5,380
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	984	—	(15)
Graffiti Buyer, Inc. - Unfunded Revolver (6), (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	865	—	(19)
Hancock Roofing and Construction, LLC	12/23/2020	12/31/2026	Insurance	9.27%	3M SOFR+ 560	3,916	3,895	3,721
Hancock Roofing and Construction, LLC - Funded Revolver (6)	12/23/2020	12/31/2026	Insurance	9.32%	3M SOFR+ 560	750	750	713
Halo Buyer, Inc.	2/7/2025	08/07/2029	Consumer products	9.72%	1M SOFR+ 600	10,572	10,478	10,572
Halo Buyer, Inc. - Funded Revolver	2/7/2025	08/07/2029	Consumer products	9.72%	1M SOFR+ 600	975	975	975
Halo Buyer, Inc. - Unfunded Revolver (8)	2/7/2025	08/07/2029	Consumer products	—	—	1,747	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Harris & Co. LLC	8/9/2024	08/09/2030	Professional Services	8.72%	3M SOFR+ 500	88,129	87,407	87,468
Harris & Co. LLC. - Unfunded Term Loan B (8)	8/9/2024	02/09/2026	Professional Services	—	—	1,542	—	2
Harris & Co. LLC - Unfunded Term Loan C (8)	8/9/2024	08/18/2027	Professional Services	—	—	4,192	—	5
Harris & Co. LLC - Funded Revolver	8/9/2024	08/09/2030	Professional Services	8.72%	1M SOFR+ 500	1,924	1,924	1,910
Harris & Co. LLC - Unfunded Revolver (8)	8/9/2024	08/09/2030	Professional Services	—	—	7,696	—	(58)
HEC Purchaser Corp.	7/25/2024	06/17/2029	Healthcare, Education and Childcare	8.67%	3M SOFR+ 500	9,430	9,344	9,430
Help/Systems Holdings, Inc.	8/27/2025	11/30/2026	Software	9.97%	3M SOFR+ 610	1,440	1,357	1,299
Hills Distribution, Inc.	11/2/2023	11/08/2029	Distributors	9.19%	1M SOFR+ 550	18,613	18,438	18,427
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/2/2023	12/05/2027	Distributors	—	—	2,384	—	(12)
HW Holdco, LLC	1/9/2019	05/11/2026	Media	9.62%	3M SOFR+ 590	12,177	12,165	12,177
HW Holdco, LLC - Unfunded Revolver (6), (8)	1/9/2019	05/11/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	11/23/2021	09/22/2028	Professional Services	8.84%	3M SOFR+ 500	9,533	9,462	9,485
IG Investments Holdings, LLC - Unfunded Revolver (6), (8)	11/23/2021	09/22/2028	Professional Services	—	—	722	—	(4)
Imagine Acquisitionco, Inc. - Unfunded Revolver (8)	11/4/2021	11/16/2027	Software	—	—	1,193	—	—
Impact Advisors, LLC	3/21/2025	03/19/2032	Business Services	8.17%	3M SOFR+ 450	16,476	16,397	16,476
Impact Advisors, LLC - Unfunded Term Loan (8)	3/21/2025	03/21/2027	Business Services	—	—	9,723	—	49
Impact Advisors, LLC - Unfunded Revolver (8)	3/21/2025	03/19/2032	Business Services	—	—	1,945	—	—
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Commercial Services & Supplies	9.17%	3M SOFR+ 550	14,818	14,738	14,818
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Commercial Services & Supplies	9.17%	3M SOFR+ 550	CAD 1,700	1,229	1,240
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (8)	12/21/2022	10/30/2026	Commercial Services & Supplies	—	—	7,069	—	35
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/21/2022	12/28/2028	Commercial Services & Supplies	—	—	1,292	—	—
Inovex Information Systems Incorporated	12/17/2024	12/17/2030	Software	8.92%	3M SOFR+ 525	7,920	7,868	7,920
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2024	12/17/2026	Software	—	—	2,800	—	—
Inovex Information Systems Incorporated - Funded Revolver	12/17/2024	12/17/2030	Software	11.25%	3M SOFR+ 425	2,695	2,695	2,695
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2024	12/17/2030	Software	—	—	805	—	—
Infolinks Media Buyco, LLC	2/22/2024	11/02/2026	Media	9.42%	3M SOFR+ 575	10,153	10,129	9,849
Inventus Power, Inc.	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	11.33%	3M SOFR+ 761	4,875	4,874	4,875
Inventus Power, Inc. - Unfunded Revolver (8)	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	—	—	1,729	—	—
Keel Platform, LLC	1/26/2024	01/20/2031	Metals and Mining	8.42%	3M SOFR+ 475	14,601	14,440	14,455
Keel Platform, LLC - Unfunded Term Loan (8)	1/26/2024	01/20/2031	Metals and Mining	—	—	3,260	—	(8)
Kinetic Purchaser, LLC	11/8/2021	11/10/2027	Personal Products	9.82%	3M SOFR+ 615	17,955	17,672	14,589
Kinetic Purchaser, LLC - Funded Revolver	11/8/2021	11/10/2026	Personal Products	9.82%	3M SOFR+ 615	2,172	2,172	1,765
Kinetic Purchaser, LLC - Unfunded Revolver (6), (8)	11/8/2021	11/10/2026	Personal Products	—	—	1,262	—	(237)
Lash OpCo, LLC	8/16/2021	02/18/2027	Personal Products	8.82%	1M SOFR+ 510	16,378	16,260	15,969
				(PIK 5.10%)	—
Lash OpCo, LLC - Funded Revolver (6)	8/16/2021	08/16/2026	Personal Products	8.82%	1M SOFR+ 510	264	264	258
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (6) (8)	8/16/2021	08/16/2026	Personal Products	—	—	2,738	—	(68)
LAV Gear Holdings, Inc.	7/31/2025	07/31/2029	Capital Equipment	9.65%	1M SOFR+ 595	9,642	9,651	9,967
LAV Gear Holdings, Inc. - Incremental TL	7/31/2025	07/31/2029	Capital Equipment	9.65%	1M SOFR+ 594	1,105	1,075	1,343
LAV Gear Holdings, Inc. - Unfunded Revolver (6) (8)	7/31/2025	07/31/2029	Capital Equipment	—	—	703	—	—
Ledge Lounger, Inc.	2/7/2022	11/09/2026	Leisure Products	11.32%	3M SOFR+ 765	8,070	7,890	6,496
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	2/7/2022	11/09/2026	Leisure Products	11.32%	3M SOFR+ 765	702	702	565
				(PIK 1.00%)
Lightspeed Buyer, Inc.	1/21/2020	02/03/2027	Healthcare Technology	8.42%	3M SOFR+ 475	22,860	22,781	22,860
Lightspeed Buyer, Inc. - Unfunded Revolver (6), (8)	1/21/2020	02/03/2027	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	1/18/2023	02/01/2030	Construction & Engineering	8.29%	3M SOFR+ 450	11,785	11,741	11,785
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	1/18/2023	02/08/2027	Construction & Engineering	—	—	4,873	—	24
LJ Avalon Holdings, LLC - Unfunded Revolver (6), (8)	1/18/2023	02/01/2029	Construction & Engineering	—	—	2,883	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Loving Tan Intermediate II, Inc.	5/24/2023	05/31/2028	Personal Products	8.67%	3M SOFR+ 500	57,803	57,257	57,514
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	5/24/2023	12/31/2026	Personal Products	—	—	6,365	—	32
Loving Tan Intermediate II, Inc. - Unfunded Term Loan - 2nd Amendment (8)	5/24/2023	12/31/2026	Personal Products	—	—	9,172	—	—
Loving Tan Intermediate II, Inc. - Funded Revolver	5/24/2023	05/31/2028	Personal Products	8.69%	3M SOFR+ 500	2,217	2,217	2,206
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	5/24/2023	05/31/2028	Personal Products	—	—	5,173	—	(26)
MAG DS Corp.	9/21/2020	04/01/2027	Aerospace and Defense	9.27%	3M SOFR+ 560	12,171	11,984	12,106
Marketplace Events Acquisition, LLC	12/19/2024	12/19/2030	Media	8.95%	3M SOFR+ 525	64,780	64,216	64,780
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/19/2030	Media	8.99%	3M SOFR+ 525	1,939	1,939	1,939
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2024	12/19/2030	Media	—	—	4,158	—	—
MBS Holdings, Inc.	12/19/2024	04/16/2027	Internet Software and Services	8.92%	3M SOFR+ 510	499	497	499
MBS Holdings, Inc. - Unfunded Revolver (6), (8)	4/14/2021	04/16/2027	Internet Software and Services	—	—	1,157	—	—
MDI Buyer, Inc.	3/16/2023	07/25/2028	Commodity Chemicals	8.46%	3M SOFR+ 475	6,650	6,597	6,650
MDI Buyer, Inc. - Unfunded Term Loan (8)	3/16/2023	07/25/2028	Commodity Chemicals	—	—	2,815	—	21
MDI Buyer, Inc. - Funded Revolver	7/19/2022	07/25/2028	Commodity Chemicals	11.50%	3M SOFR+ 400	1,307	1,307	1,307
MDI Buyer, Inc. - Unfunded Revolver (6), (8)	7/19/2022	07/25/2028	Commodity Chemicals	—	—	571	—	—
Meadowlark Acquirer, LLC	12/9/2021	12/10/2027	Professional Services	9.32%	3M SOFR+ 565	4,333	4,290	4,333
Meadowlark Acquirer, LLC - Funded Revolver	12/9/2021	12/10/2027	Professional Services	9.32%	3M SOFR+ 565	339	339	339
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/9/2021	12/10/2027	Professional Services	—	—	1,354	—	—
Medina Health, LLC	10/16/2023	10/20/2028	Healthcare Providers and Services	9.95%	3M SOFR+ 625	17,480	17,291	17,480
Medina Health, LLC - Unfunded Revolver (8)	10/16/2023	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	—
Megawatt Acquisitionco, Inc.	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	9.17%	3M SOFR+ 550	9,825	9,538	9,825
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	3,250	—	—
MOREgroup Holdings, Inc.	1/9/2024	01/16/2030	Construction & Engineering	8.94%	3M SOFR+ 525	26,944	26,657	26,944
MOREgroup Holdings, Inc. - Unfunded Term Loan (8)	1/9/2024	01/16/2026	Construction & Engineering	—	—	11,056	—	111
MOREgroup Holdings, Inc. - Unfunded Revolver (8)	1/9/2024	01/16/2030	Construction & Engineering	—	—	6,634	—	—
MES Intermediate, Inc.	9/23/2021	10/01/2027	Distributors	8.42%	3M SOFR+ 475	13,996	13,931	13,996
MES Intermediate, Inc. - Funded Revolver	9/23/2021	10/01/2027	Distributors	11.50%	3M SOFR+ 400	237	237	237
MES Intermediate, Inc. - Unfunded Revolver (6) (8)	9/23/2021	10/01/2027	Distributors	—	—	1,066	—	—
NBH Group, LLC	8/29/2025	08/19/2026	Healthcare Equipment and Supplies	9.71%	1M SOFR+ 585	2,564	2,564	2,564
NBH Group, LLC - Unfunded Revolver (6), (8)	8/16/2021	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
NORA Acquisition, LLC	8/22/2023	08/31/2029	Healthcare Providers and Services	10.02%	3M SOFR+ 635	20,691	20,415	20,070
NORA Acquisition, LLC - Funded Revolver	8/22/2023	08/31/2029	Healthcare Providers and Services	10.02%	3M SOFR+ 635	2,466	2,466	2,392
NORA Acquisition, LLC - Unfunded Revolver (6), (8)	8/22/2023	08/31/2029	Healthcare Providers and Services	—	—	3,013	—	(90)
North American Rail Solutions, LLC	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.42%	3M SOFR+ 475	30,424	30,272	30,272
North American Rail Solutions, LLC - Unfunded Term Loan (8)	8/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	4,231	—	—
North American Rail Solutions, LLC - Funded Revolver	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.47%	3M SOFR+ 475	1,015	1,015	1,010
North American Rail Solutions, LLC - Unfunded Revolver (8)	8/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	4,908	—	(25)
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Consumer Services	8.92%	3M SOFR+ 525	23,457	23,299	23,163
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	12/29/2023	09/30/2026	Diversified Consumer Services	—	—	8,705	—	(33)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Consumer Services	8.97%	1M SOFR+ 525	2,240	2,240	2,212
Omnia Exterior Solutions, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/31/2029	Diversified Consumer Services	—	—	1,960	—	(25)
One Stop Mailing, LLC	5/26/2021	05/07/2027	Air Freight and Logistics	10.08%	3M SOFR+ 636	12,866	12,813	12,866
ORL Acquisition, Inc. (6)	9/1/2021	09/03/2027	Consumer Finance	13.07%	3M SOFR+ 940	7,891	7,629	6,155
				(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (6), (8)	9/1/2021	09/03/2027	Consumer Finance	—	—	215	—	(47)
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.47%	3M SOFR+ 575	29,734	29,443	28,188
OSP Embedded Purchaser, LLC - Funded Revolver	12/11/2023	12/17/2029	Aerospace and Defense	9.75%	3M SOFR+ 575	293	293	278
OSP Embedded Purchaser, LLC - Unfunded Revolver (8)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	2,639	—	(137)
Output Services Group, Inc. - First-out Term Loan	11/30/2023	11/30/2028	Business Services	12.16%	3M SOFR+ 843	828	828	828

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Output Services Group, Inc. - Last-out Term Loan	11/30/2023	05/30/2028	Business Services	10.41%	3M SOFR+ 668	1,681	1,681	1,681
Pacific Purchaser, LLC	10/2/2023	10/02/2028	Professional Services	9.85%	3M SOFR+ 625	4,900	4,839	4,782
Pacific Purchaser, LLC - Unfunded Revolver (8)	10/2/2023	10/02/2028	Professional Services	—	—	1,799	—	(43)
PAR Excellence Holdings, Inc.	9/3/2024	09/03/2030	Healthcare Technology	8.74%	3M SOFR+ 500	20,379	20,212	20,023
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	9/3/2024	09/03/2030	Healthcare Technology	—	—	4,692	—	(82)
Paving Lessor Corp.	7/1/2025	07/01/2031	Business Services	8.94%	3M SOFR+ 525	11,206	11,124	11,150
Paving Lessor Corp. - Unfunded Term Loan (8)	7/1/2025	07/01/2027	Business Services	—	—	8,632	—	22
Paving Lessor Corp. - Unfunded Revolver (8)	7/1/2025	07/01/2031	Business Services	—	—	5,755	—	(29)
Peninsula Pacific Entertainment, LLC	8/15/2025	08/22/2032	Gaming	8.42%	3M SOFR+ 475	15,002	14,854	15,040
Peninsula Pacific Entertainment, LLC - Unfunded Term Loan (8)	8/15/2025	08/25/2027	Gaming	—	—	3,516	—	26
Penta Group Holdings, Inc.	7/31/2025	07/31/2031	Professional Services	8.17%	3M SOFR+ 450	10,000	9,950	9,950
Penta Group Holdings, Inc. - Unfunded Term Loan (8)	7/31/2025	07/31/2027	Professional Services	—	—	6,056	—	—
Penta Group Holdings, Inc. - Funded Revolver	7/31/2025	07/31/2031	Professional Services	8.17%	3M SOFR+ 450	946	946	942
Penta Group Holdings, Inc. - Unfunded Revolver (8)	7/31/2025	07/31/2031	Professional Services	—	—	568	—	(3)
PCS MIDCO, Inc.	3/1/2024	03/01/2030	Professional Services	9.42%	3M SOFR+ 575	9,205	9,110	9,251
PCS MIDCO, Inc. - Unfunded Term Loan (8)	3/1/2024	03/02/2026	Professional Services	—	—	2,087	—	31
PCS MIDCO, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Professional Services	—	—	1,770	—	9
PD Tri-State Holdco, LLC - Unfunded Term Loan (8)	10/14/2025	10/14/2027	Diversified Consumer Services	—	—	4,140	—	11
PD Tri-State Holdco, LLC - Unfunded Revolver (8)	10/14/2025	10/14/2030	Diversified Consumer Services	—	—	276	—	(2)
Pink Lilly Holdco, LLC (10)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	9,949	8,425	1,244
Pink Lilly Holdco, LLC - Funded Revolver (10)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	611	611	76
Pink Lilly Holdco, LLC - Unfunded Revolver (8) (10)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	534	—	(467)
Podean Buyer, LLC	8/4/2025	08/04/2031	Marketing Services	9.66%	3M SOFR+ 600	2,993	2,963	2,963
Podean Buyer, LLC - Unfunded Revolver (8)	8/4/2025	08/04/2031	Marketing Services	—	—	1,579	—	(16)
Project Granite Buyer, Inc.	12/31/2024	12/31/2030	Professional Services	9.42%	3M SOFR+ 575	7,920	7,852	7,999
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2024	12/31/2026	Professional Services	—	—	1,708	—	34
Project Granite Buyer, Inc. - Unfunded Revolver (8)	12/31/2024	12/31/2030	Professional Services	—	—	2,846	—	28
Puget Collision, LLC	10/3/2025	10/03/2031	Automobiles	8.43%	3M SOFR+ 475	6,144	6,056	6,106
Puget Collision, LLC - Unfunded Term Loan (8)	10/3/2025	10/03/2027	Automobiles	—	—	24,766	—	—
Puget Collision, LLC - Funded Revolver	10/3/2025	10/03/2031	Automobiles	8.42%	3M SOFR+ 475	609	609	605
Puget Collision, LLC - Unfunded Revolver (8)	10/3/2025	10/03/2031	Automobiles	—	—	3,451	—	(22)
Pragmatic Institute, LLC (10)	3/28/2025	03/28/2030	Professional Services	—	—	587	573	357
Rancho Health MSO, Inc.	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	8.69%	3M SOFR+ 500	2,417	2,409	2,417
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/20/2024	06/30/2026	Healthcare Equipment and Supplies	—	—	3,034	—	28
Rancho Health MSO, Inc. - Unfunded Revolver (6), (8)	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	—	—	3,300	—	—
Recteq, LLC	1/27/2021	01/29/2026	Leisure Products	10.07%	3M SOFR+ 640	3,810	3,807	3,810
Recteq, LLC - Funded Revolver	1/27/2021	01/29/2026	Leisure Products	9.84%	3M SOFR+ 625	583	583	583
Recteq, LLC - Unfunded Revolver (6), (8)	1/27/2021	01/29/2026	Leisure Products	—	—	713	—	—
Rosco Parent, LLC	9/9/2025	09/12/2031	Business Services	8.42%	3M SOFR+ 475	11,471	11,389	11,385
Rosco Parent, LLC - Funded Revolver	9/9/2025	09/12/2031	Business Services	8.42%	3M SOFR+ 475	750	750	744
Rosco Parent, LLC - Unfunded Revolver (8)	9/9/2025	09/12/2031	Business Services	—	—	2,133	—	(16)
Riverpoint Medical, LLC	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	8.17%	3M SOFR+ 450	9,278	9,234	9,278
Riverpoint Medical, LLC - Unfunded Revolver (6), (8)	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	—	—	909	—	—
Ro Health, LLC	1/16/2025	01/17/2031	Healthcare Providers and Services	8.17%	3M SOFR+ 450	15,295	15,196	15,295
Ro Health, LLC - Funded Revolver	1/16/2025	01/17/2031	Healthcare Providers and Services	8.17%	3M SOFR+ 450	2,329	2,329	2,329
Ro Health, LLC - Unfunded Revolver (8)	1/16/2025	01/17/2031	Healthcare Providers and Services	—	—	5,435	—	—
RRA Corporate, LLC	8/15/2024	08/15/2029	Diversified Consumer Services	8.94%	3M SOFR+ 525	25,827	25,600	25,026
RRA Corporate, LLC - Unfunded Term Loan (8)	8/15/2024	08/17/2026	Diversified Consumer Services	—	—	7,119	—	(149)
RRA Corporate, LLC - Funded Revolver	8/15/2024	08/15/2029	Diversified Consumer Services	8.92%	3M SOFR+ 525	4,265	4,265	4,133
RRA Corporate, LLC - Unfunded Revolver (8)	8/15/2024	08/15/2029	Diversified Consumer Services	—	—	2,452	—	(76)
RTIC Subsidiary Holdings, LLC	5/3/2024	05/03/2029	Leisure Products	9.42%	3M SOFR+ 575	42,233	41,718	41,811
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	5/3/2024	05/03/2029	Leisure Products	—	—	9,417	—	(94)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Rural Sourcing Holdings, Inc.	6/8/2023	06/15/2029	Professional Services	9.42%	3M SOFR+ 575	2,224	2,188	2,002
Rural Sourcing Holdings, Inc. - Funded Revolver	6/8/2023	06/15/2029	Professional Services	9.42%	3M SOFR+ 575	487	487	438
Rural Sourcing Holdings, Inc. - Unfunded Revolver (6), (8)	6/8/2023	06/15/2029	Professional Services	—	—	373	—	(37)
Sabel Systems Technology Solutions, LLC	10/31/2024	10/31/2030	Government Services	9.72%	3M SOFR+ 600	59,624	59,064	59,624
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2024	10/31/2030	Government Services	—	—	4,978	—	—
Safe Haven Defense US, LLC	5/23/2024	05/23/2029	Building Products	9.28%	3M SOFR+ 550	19,790	19,635	19,296
Safe Haven Defense US, LLC - Funded Revolver	5/23/2024	05/23/2029	Building Products	11.25%	3M SOFR+ 450	876	876	854
Safe Haven Defense US, LLC - Unfunded Revolver (8)	5/23/2024	05/23/2029	Building Products	—	—	2,044	—	(51)
Sales Benchmark Index, LLC	12/23/2019	07/07/2026	Professional Services	9.87%	3M SOFR+ 620	2,497	2,494	2,497
Sales Benchmark Index, LLC - Funded Revolver	12/23/2019	07/07/2026	Professional Services	9.87%	3M SOFR+ 620	431	431	431
Sales Benchmark Index, LLC - Unfunded Revolver (6), (8)	12/23/2019	07/07/2026	Professional Services	—	—	646	—	—
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.19%	3M SOFR+ 550	7,920	7,856	7,920
Sath Industries, LLC - Unfunded Revolver (8)	12/17/2024	12/17/2029	Event Services	—	—	2,466	—	—
Schlesinger Global, Inc.	10/24/2019	03/31/2027	Professional Services	9.82%	3M SOFR+ 610	8,248	8,237	7,836
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	10/24/2019	03/31/2027	Professional Services	9.82%	3M SOFR+ 610	1,691	1,691	1,606
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (6), (8)	10/24/2019	03/31/2027	Professional Services	—	—	401	—	(20)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Consumer Services	8.92%	3M SOFR+ 525	12,122	12,031	11,564
Seacoast Service Partners NA, LLC - Unfunded Term Loan (8)	12/20/2024	12/21/2026	Diversified Consumer Services	—	—	4,097	—	(153)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Consumer Services	8.92%	3M SOFR+ 525	1,125	1,125	1,073
Seacoast Service Partners NA, LLC - Unfunded Revolver (8)	12/20/2024	12/20/2029	Diversified Consumer Services	—	—	998	—	(46)
Seaway Buyer, LLC	7/25/2024	06/13/2029	Chemicals, Plastics and Rubber	9.88%	3M SOFR+ 615	1,877	1,861	1,792
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	IT Services	10.62%	3M SOFR+ 690	21,777	21,517	21,559
Sigma Defense Systems, LLC - Unfunded Term Loan	11/30/2021	12/20/2027	IT Services	—	—	5,031	—	—
Sigma Defense Systems, LLC - Unfunded Revolver (6), (8)	11/30/2021	12/20/2027	IT Services	—	—	3,311	—	(33)
Smile Brands, Inc.	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	9.77%	1M SOFR+ 610	4,616	4,361	4,057
				(PIK 1.50%)
Smile Brands, Inc. - Funded Revolver	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	9.77%	1M SOFR+ 610	1,580	1,580	1,389
Smile Brands, Inc. - Unfunded Revolver (6), (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	2	—	—
Smile Brands, Inc. - Unfunded Revolver - LC (6) (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(12)
Spendmend Holdings, LLC	3/1/2022	03/01/2028	Healthcare Technology	8.87%	3M SOFR+ 515	3,722	3,701	3,722
Spendmend Holdings, LLC - Unfunded Term Loan (8)	3/1/2022	11/25/2026	Healthcare Technology	—	—	2,139	—	11
Spendmend Holdings, LLC - Funded Revolver	3/1/2022	03/01/2028	Healthcare Technology	8.82%	3M SOFR+ 515	149	149	149
Spendmend Holdings, LLC - Unfunded Revolver (8)	3/1/2022	03/01/2028	Healthcare Technology	—	—	743	—	—
STG Distribution, LLC - First Out New Money Term Loans (10)	8/27/2025	10/03/2029	Air Freight and Logistics	—	—	789	705	671
STG Distribution, LLC - Second Out Term Loans (10)	8/27/2025	10/03/2029	Air Freight and Logistics	—	—	1,824	541	137
SV-Aero Holdings, LLC	10/31/2024	11/01/2030	Aerospace and Defense	8.67%	3M SOFR+ 500	15,178	15,114	15,178
SV-Aero Holdings, LLC - Unfunded Term Loan (8)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	7,259	—	36
Symplr Software, Inc.	8/27/2025	12/20/2027	Software	8.44%	3M SOFR+ 460	679	626	575
Systems Planning And Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	8.42%	3M SOFR+ 475	39,256	39,018	39,138
Systems Planning And Analysis, Inc. - Funded Revolver	10/12/2021	08/16/2027	Aerospace and Defense	8.50%	3M SOFR+ 475	3,098	3,098	3,089
Systems Planning And Analysis, Inc. - Unfunded Term Loan (8)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	2,131	—	4
Systems Planning And Analysis, Inc. - Unfunded Revolver (8)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	5,266	—	(16)
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2024	01/23/2029	Media	10.17%	3M SOFR+ 650	9,321	9,241	9,182
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	1/23/2024	01/23/2029	Media	12.25%	3M SOFR+ 550	1,165	1,165	1,147
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	1/23/2024	01/23/2029	Media	—	—	1,262	—	(19)
Team Services Group, LLC	2/23/2024	12/20/2027	Healthcare Providers and Services	9.09%	3M SOFR+ 525	15,713	15,568	15,645
The Bluebird Group, LLC	7/22/2021	07/28/2026	Professional Services	9.60%	3M SOFR+ 590	7,252	7,227	7,252
The Bluebird Group, LLC - Unfunded Revolver (6), (8)	7/22/2021	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (6)	8/25/2021	08/31/2028	Construction & Engineering	8.82%	1M SOFR+ 510	15,521	15,422	15,428
The Vertex Companies, LLC - Funded Revolver	8/25/2021	08/31/2028	Construction & Engineering	8.82%	1M SOFR+ 510	1,642	1,642	1,632

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
The Vertex Companies, LLC - Unfunded Revolver (6), (8)	8/25/2021	08/31/2028	Construction & Engineering	—	—	3,831	—	(23)
TMII Enterprises, LLC	12/19/2022	12/22/2028	Commercial Services & Supplies	8.22%	3M SOFR+ 450	1,559	1,544	1,559
TMII Enterprises, LLC - Unfunded Revolver (6), (8)	12/19/2022	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
TPC US Parent, LLC	11/15/2019	02/23/2026	Food Products	9.48%	3M SOFR+ 590	12,227	12,220	12,215
TransGo, LLC	12/29/2023	12/29/2028	Auto Components	9.51%	3M SOFR+ 575	10,269	10,158	10,269
TransGo, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/29/2028	Auto Components	—	—	4,440	—	—
Tyto Athene, LLC	3/26/2021	04/03/2028	IT Services	8.56%	3M SOFR+ 490	11,875	11,799	11,400
Walker Edison Furniture Company, LLC - New Money DIP	8/29/2025	03/01/2029	Wholesale	10.00%	—	243	243	253
Walker Edison Furniture Company, LLC - Unfunded Term Loan (8)	8/29/2025	03/01/2029	Wholesale	—	—	347	—	11
Watchtower Buyer, LLC	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	9.70%	3M SOFR+ 600	12,739	12,622	12,739
Watchtower Buyer, LLC - Funded Revolver	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	9.69%	3M SOFR+ 600	1,050	1,050	1,050
Watchtower Buyer, LLC - Unfunded Revolver (8)	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	—	—	5,250	—	—
Wash & Wax Systems, LLC	4/30/2025	04/30/2028	Consumer Services	9.34%	3M SOFR+ 550	6,431	6,532	6,559
Wash & Wax Systems, LLC - Funded Revolver	4/30/2025	04/30/2028	Consumer Services	9.34%	3M SOFR+ 550	565	565	564
Wash & Wax Systems, LLC - Unfunded Revolver (6) (8)	4/30/2025	04/30/2028	Consumer Services	—		282	—	—
Total First Lien Secured Debt							$2,058,943	$2,033,217
Second Lien Secured Debt - 0.1% of Net Assets
Team Services Group, LLC - 2nd Lien	2/23/2024	12/18/2028	Healthcare Providers and Services	13.10%	3M SOFR+ 926	1,000	996	995
Total Second Lien Secured Debt							$996	$995
Subordinate Debt - 1.8% of Net Assets
Beacon Behavioral Holdings, LLC	6/21/2024	06/21/2030	Healthcare Providers and Services	15.00%	—	5,429	5,379	5,429
Integrative Nutrition, LLC - Promissory Note #1	4/17/2025	04/15/2030	Consumer Services	—	—	2,623	2,294	2,243
Integrative Nutrition, LLC - Promissory Note #2	4/17/2025	04/15/2033	Consumer Services	—	—	5,975	2,763	2,763
ORL Holdco, Inc. - Convertible Notes	8/2/2024	03/08/2028	Consumer Finance	18.00%	—	13	13	—
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	8/2/2024	03/08/2028	Consumer Finance	—	—	13	—	(13)
OSP Embedded Purchaser, LP - Convertible Note	11/6/2024	05/08/2030	Aerospace and Defense	12.00%	—	47	471	539
Schlesinger Global, LLC - Promissory Note	2/21/2024	09/30/2027	Professional Services	12.56%	3M SOFR+ 860	66	66	136
StoicLane, Inc. - Convertible Notes	8/15/2024	08/16/2027	Healthcare Technology	12.00%	—	3,051	3,051	3,585
Wash & Wax Systems, LLC - Subordinate Debt	4/30/2025	07/30/2028	Consumer Services	12.00%	—	4,467	4,467	4,467
Total Subordinate Debt							$18,504	$19,149
Preferred Equity - 2.1% of Net Assets(5)
Accounting Platform Holdings, Inc. - Preferred Equity - Series A	8/9/2024		Professional Services	—	—	1,075,900	1,076	1,076
Ad.Net Holdings, Inc. - Preferred Equity	5/4/2021		Media	—	—	7,453	745	498
AFC Acquisitions, Inc. Preferred Equity - Series F-2 (7)	12/7/2023		Distributors	—	—	825	1,262	1,157
AFC Acquisitions, Inc. Preferred Equity - Series G-2 (7)	12/7/2023		Distributors	—	—	18	31	28
AFC Acquisitions, Inc. Preferred Equity - Series H-2 (7)	12/7/2023		Distributors	—	—	10	20	18
AFC Acquisitions, Inc. Preferred Equity - Series I-2 (7)	12/7/2023		Distributors	—	—	9	19	16
AFC Acquisitions, Inc. Preferred Equity - Series J-2 (7)	12/7/2023		Distributors	—	—	17	34	28
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Preferred Equity (6), (7)	5/21/2019		Media	—	—	2,018	2,018	2,199
BioDerm Holdings, LP - Preferred Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,314
Cartessa Aesthetics, LLC - Preferred Equity (7)	6/1/2022		Distributors	—	—	1,437,500	1,438	4,313
Connatix Parent, LLC	7/8/2021		Media	—	—	5,311	5	7
Consello Pacific Aggregator, LLC - Preferred Equity (7)	10/2/2023		Professional Services	—	—	1,025,476	973	708
C5MI Holdco, LLC - Preferred Equity (7)	7/31/2024		IT Services	—	—	228,900	223	238
EvAL Home Health Solutions, LLC (7)	5/10/2024		Healthcare, Education and Childcare	—	—	876,386	1,455	1,306
Five Star Parent Holdings, LLC - Preferred (Class P)	2/21/2023		Hotels, Restaurants and Leisure	—	—	384	38	107
Gauge Schlesinger Coinvest, LLC - Preferred Equity	4/22/2020		Professional Services	—	—	64	64	24
Hancock Claims Consultants Investors, LLC - Preferred Equity (7)	12/23/2020		Insurance	—	—	116,588	76	—
HPA SPQ Aggregator, LP - Preferred Equity	6/8/2023		Professional Services	—	—	52,353	52	52
Imagine Topco. LP - Preferred Equity	11/4/2021		Software	8.00%	—	1,236,027	1,236	1,723
Magnolia Topco, LP - Preferred Equity - Class A (7)	7/25/2023		Automobiles	—	—	47	47	6
Magnolia Topco, LP - Preferred Equity - Class A-1 (7)	7/25/2023		Automobiles	—	—	16	16	32
Magnolia Topco, LP - Preferred Equity - Class B (7)	7/25/2023		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	9,360	936	1,052
NXOF Holdings, Inc. - Preferred Equity	9/25/2018		IT Services	—	—	1,935	1,935	1,415
ORL Holdco, Inc. - Preferred Equity	9/1/2021		Consumer Finance	—	—	1,327	133	—
Pink Lily Holdco, LLC - Preferred Equity - Class A-1 (7)	11/5/2021		Textiles, Apparel and Luxury Goods	—	—	122	122	—
Podean Intermediate II, LLC - Preferred Equity	8/4/2025		Marketing Services	—	—	570	570	582
RTIC Parent Holdings, LLC - Preferred Equity - Class A (7)	5/3/2024		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Preferred Equity - Class C (7)	5/3/2024		Leisure Products	—	—	18,450	1,215	2,602
RTIC Parent Holdings, LLC - Preferred Equity - Class D (7)	5/3/2024		Leisure Products	—	—	19,584	196	278
SP L2 Holdings, LLC - Preferred Equity	11/4/2021		Leisure Products	—	—	135,240	33	—
SP L2 Holdings, LLC - Unfunded Preferred Equity (8)	11/4/2021		Leisure Products	—	—	77,280	—	(19)
TPC Holding Company, LP - Preferred Equity	12/4/2019		Food Products	—	—	409	409	447

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
TWD Parent Holdings, LLC - Preferred Equity	8/25/2021		Construction & Engineering	—	—	41	39	60
UniTek Global Services, Inc. - Super Senior Preferred Equity	1/13/2015		Telecommunications	20.00%	—	320,711	322	675
UniTek Global Services, Inc. - Senior Preferred Equity	1/13/2015		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. - Preferred Equity	1/13/2015		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity							$19,199	$21,942
Common Equity/Warrants - 15.7% of Net Assets(5)
A1 Garage Equity, LLC - Common Equity (7)	12/19/2022		Commercial Services & Supplies	—	—	647,943	648	1,463
48Forty Intermediate Holdings, Inc. - Common Equity	8/27/2025		Business Services	—	—	529	—	—
ACP Big Top Holdings, LP - Common Equity	2/29/2024		Construction & Engineering	—	—	3,000,500	2,883	5,258
Ad.Net Holdings, Inc. - Common Equity	5/4/2021		Media	—	—	8,281	83	—
Aechelon InvestCo, LP	8/16/2024		Aerospace and Defense	—	—	29,917	2,992	8,204
Aechelon InvestCo, LP - Unfunded Common Equity (8)	8/16/2024		Aerospace and Defense	—	—	33,433	—	—
Aftermarket Drivetrain Products Holdings, LLC - Common Equity	12/29/2023		Auto Components	—	—	2,632	2,632	4,518
AG Investco - Common Equity (6), (7)	11/5/2018		Software	—	—	8,052	805	64
AG Investco - Unfunded Common Equity (7), (8)	11/5/2018		Software	—	—	1,948	—	(179)
Altamira Parent Holdings, LLC - Common Equity	7/23/2019		IT Services	—	—	1,437,500	1,438	1,323
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Common Equity (7)	5/21/2019		Media	—	—	2,018	—	—
Athletico Holdings, LLC - Common Equity (7)	2/4/2022		Healthcare Providers and Services	—	—	4,678	5,000	3,546
Aphix Topco, Inc. - Common Equity	7/17/2025		Business Services	—	—	819,190	819	786
APT Holdings, LLC - Common Equity (7)	9/29/2025		Healthcare Providers and Services	—	—	855,110	1,152	1,261
Azureon Holdings, LLC (7)	6/26/2024		Diversified Consumer Services	—	—	1,130,707	1,131	825
BioDerm Holdings, LP - Common Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	—	—
Burgess Point Holdings, LP - Common Equity	7/21/2022		Auto Components	—	—	112	114	121
By Light Investco LP - Common Equity (7)	5/15/2017		High Tech Industries	—	—	22,789	—	13,452
Carisk Parent, LP - Common Equity	11/27/2023		Healthcare Technology	—	—	239,680	240	295
Carnegie HoldCo, LLC (7)	2/7/2024		Professional Services	—	—	2,719,600	2,599	1,958
Connatix Parent, LLC - Common Equity	7/8/2021		Media	—	—	182,141	421	186
Crane 1 Acquisition Parent Holdings, LP - Common Equity	8/11/2021		Commercial Services & Supplies	—	—	130	120	244
C5MI Holdco, LLC - Common Equity (7)	7/31/2024		IT Services	—	—	1,659,050	1,659	2,306
Delta InvestCo, LP - Common Equity (7)	12/16/2020		IT Services	—	—	804,615	763	1,712
Delta InvestCo, LP - Unfunded Common Equity (7), (8)	12/16/2020		IT Services	—	—	200,255	—	—
Duggal Equity, LP - Common Equity	9/30/2024		Marketing Services	—	—	686	686	640
EDS Topco, LP - Common Equity	12/19/2022		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	2,193
Events TopCo, LP - Common Equity	12/17/2024		Event Services	—	—	1,016,800	1,017	1,219
Exigo, LLC - Common Equity	3/10/2022		Software	—	—	541,667	542	226
FedHC InvestCo, LP - Common Equity (7)	8/26/2021		Aerospace and Defense	—	—	22,671	810	3,137
FedHC InvestCo, LP - Unfunded Common Equity (7), (8)	8/26/2021		Aerospace and Defense	—	—	3,665	—	—
First Medical Holdings, LLC - Common Equity (7)	6/13/2025		Healthcare Providers and Services	—	—	75,000	750	770
Five Star Parent Holdings, LLC - Common Equity	2/21/2023		Hotels, Restaurants and Leisure	—	—	655,714	656	—
Gauge ETE Blocker, LLC - Common Equity	5/24/2023		Diversified Consumer Services	—	—	374,444	374	375
Gauge Lash Coinvest, LLC - Common Equity	12/4/2019		Personal Products	—	—	2,057,387	1,588	3,144
Gauge Loving Tan, LP - Common Equity	5/25/2023		Personal Products	—	—	2,914,701	2,915	3,460
Gauge Schlesinger Coinvest, LLC - Common Equity	4/22/2020		Professional Services	—	—	465	476	176
GCP Boss Holdco, LLC	12/27/2024		Independent Power and Renewable Electricity Producers	—	—	2,194,800	2,195	3,292
GCOM InvestCo, LP - Common Equity	6/22/2021		IT Services	—	—	19,184	3,342	5,122
GGG Topco, LLC (7)	9/27/2024		Diversified Consumer Services	—	—	2,759,800	2,760	3,664
GMP Hills, LP - Common Equity	11/2/2023		Distributors	—	—	4,430,843	4,431	5,627
Hancock Claims Consultants Investors, LLC - Common Equity (7)	12/23/2020		Insurance	—	—	450,000	448	—
HPA SPQ Aggregator, LP - Common Equity	6/8/2023		Professional Services	—	—	750,399	750	19
HV Watterson Holdings, LLC - Common Equity	6/13/2022		Professional Services	—	—	100,000	100	—
Icon Partners V C, LP - Common Equity	12/20/2021		Internet Software and Services	—	—	2,002,138	2,002	1,490
Icon Partners V C, LP - Unfunded Common Equity (8)	12/20/2021		Internet Software and Services	—	—	497,862	—	(127)
Imagine Topco. LP - Common Equity	11/4/2021		Software	—	—	1,236,027	—	86
IHS Parent Holdings, LP - Common Equity	12/21/2022		Commercial Services & Supplies	—	—	1,218,045	1,218	1,608
Ironclad Holdco, LLC - Common Equity	12/23/2020		Commercial Services & Supplies	—	—	6,355	668	1,658
ITC Infusion Co-invest, LP - Common Equity (7)	2/16/2022		Healthcare Equipment and Supplies	—	—	116,032	1,229	2,992
Kinetic Purchaser, LLC - Common Equity - Class A	11/8/2021		Personal Products	—	—	1,734,775	1,735	—
Kinetic Purchaser, LLC - Common Equity - Class AA	11/8/2021		Personal Products	—	—	153,339	179	—
KL Stockton Co-Invest, LP - Common Equity (7)	7/16/2021		Energy Equipment and Services	—	—	382,353	386	538
Lightspeed Investment Holdco, LLC - Common Equity (6)	1/21/2020		Healthcare Technology	—	—	585,587	586	2,466
LJ Avalon, LP - Common Equity	1/18/2023		Construction & Engineering	—	—	1,638,043	1,638	2,752
Marketplace Events Acquisition, LLC - Common Equity	12/19/2024		Media: Diversified and Production	—	—	40,990	4,099	5,319
Magnolia Topco, LP - Common Equity - Class A (7)	7/25/2023		Automobiles	—	—	46,974	—	—
Magnolia Topco, LP - Common Equity - Class B (7)	7/25/2023		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP - Common Equity	7/19/2022		Commodity Chemicals	—	—	11,078	1,122	1,084
Meadowlark Title, LLC - Common Equity (7)	12/9/2021		Professional Services	—	—	819,231	806	328
Megawatt Acquisition Partners, LLC - Common Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	1,040	104	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Municipal Emergency Services, Inc. - Common Equity	9/28/2021		Distributors	—	—	1,973,370	2,005	4,539
NEPRT Parent Holdings, LLC - Common Equity (7)	1/27/2021		Leisure Products	—	—	1,494	1,438	390
New Insight Holdings, Inc. (6)	7/15/2024		Business Services	—	—	203,819	3,565	2,322
New Medina Health, LLC - Common Equity (7)	10/16/2023		Healthcare Providers and Services	—	—	2,672,646	2,673	5,263
NFS - CFP Holdings LLC - Common Equity	9/13/2024		Commercial Services & Supplies	—	—	1,337,017	1,337	2,033
NORA Parent Holdings, LLC - Common Equity (7)	8/22/2023		Healthcare Providers and Services	—	—	2,544	2,525	593
North Haven Saints Equity Holdings, LP - Common Equity (7)	2/25/2022		Healthcare Technology	—	—	223,602	224	264
NXOF Holdings, Inc. - Common Equity	9/25/2018		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP - Common Equity (7)	3/28/2024		Aerospace and Defense	—	—	211,940	2,119	2,855
OES Co-Invest, LP - Common Equity - Class A	5/31/2024		Diversified Consumer Services	—	—	1,560	1,580	1,888
OHCP V BC COI, LP - Common Equity	12/13/2021		Distributors	—	—	1,178,682	1,179	731
OHCP V BC COI, LP - Unfunded Common Equity (8)	12/13/2021		Distributors	—	—	71,318	—	(27)
ORL Holdco, Inc. - Common Equity	9/1/2021		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP - Common Equity	12/11/2023		Aerospace and Defense	—	—	1,728	1,728	1,978
Output Services Group, Inc. - Common Equity (6)	11/30/2023		Business Services	—	—	127,369	1,155	815
OSP PAR Aggregator, LP - Common Equity	9/3/2024		Healthcare Technology	—	—	3,160	3,171	2,741
Paving Parent, LLC - Common Equity (7)	7/1/2025		Business Services	—	—	3,057	3,057	3,434
Penta Group Holdings, Inc. - Common Equity	7/31/2025		Professional Services	—	—	1,901,412	1,901	1,844
PCS Parent, LP	3/1/2024		Professional Services	—	—	423,247	423	466
Pink Lily Holdco, LLC - Common Equity (7)	6/16/2017		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Podean Intermediate II, LLC - Common Equity	11/18/2025		Marketing Services	—	—	570	—	—
Pragmatic Holdco, Inc. - Common Equity	11/5/2021		Professional Services	—	—	18	—	—
Project Granite Holdings, LLC	8/4/2025		Professional Services	—	—	1,139	1,139	1,210
Quad (U.S.) Co-Invest, LP - Common Equity	3/28/2025		Professional Services	—	—	235,194	235	375
QuantiTech InvestCo, LP - Common Equity (7)	12/31/2024		Aerospace and Defense	—	—	700	—	97
QuantiTech InvestCo, LP - Unfunded Common Equity (7) (8)	10/3/2022		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II, LP - Common Equity (7)	5/1/2020		Aerospace and Defense	—	—	40	12	7
RFMG Parent, LP - Common Equity	5/1/2020		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,230
Ro Health Holdings, Inc. - Common Equity	5/1/2020		Healthcare Providers and Services	—	—	536,400	536	750
Rosco Topco, LLC - Common Equity	12/16/2020		Business Services	—	—	1,517,241	1,517	1,502
Safe Haven Defense Holdco, LLC - Common Equity (7)	1/16/2025		Building Products	—	—	641	641	4
SBI Holdings Investments, LLC - Common Equity	9/9/2025		Professional Services	—	—	64,634	646	501
Sabel InvestCo, LP. - Common Equity (7)	5/23/2024		Government Services	—	—	89,712	2,271	2,746
Sabel InvestCo, LP. - Unfunded Common Equity (7), (8)	12/23/2019		Government Services	—	—	131,286	—	—
Seaway Topco, LP - Common Equity	10/31/2024		Chemicals, Plastics and Rubber	—	—	296	296	89
Seacoast Service Partners, LLC - Common Equity	10/31/2024		Diversified Consumer Services	—	—	429	549	404
SP L2 Holdings, LLC - Common Equity	6/8/2022		Leisure Products	—	—	52,821,386	374	—
SP DXE Holdings, LLC - Common Equity (7)	12/20/2024		Electronic Equipment, Instruments, and Components	—	—	553,592	554	581
SSC Dominion Holdings, LLC - Common Equity - Class B (US Dominion, Inc.) (6)	11/4/2021		Capital Equipment	—	—	12	—	807
StellPen Holdings, LLC (CF512, Inc.) - Common Equity	10/1/2025		Media	—	—	161,538	162	118
SV-Aero Holdings, LLC - Common Equity (7)	7/11/2018		Aerospace and Defense	—	—	61	489	1,460
TAC Lifeport Holdings, LLC - Common Equity (7)	8/17/2021		Aerospace and Defense	—	—	533,833	502	1,036
TCG 3.0 Jogger Co-Invest, LP - Common Equity	12/6/2023		Media	—	—	9,108	1,760	1,023
Tower Arch Infolinks Media, LP - Common Equity (7)	2/24/2021		Media	—	—	224,698	—	142
Tower Arch Infolinks Media, LP - Unfunded Common Equity (7) (8)	1/22/2024		Media	—	—	140,908	—	(52)
TPC Holding Company, LP - Common Equity	10/27/2021		Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC - Common Equity	10/27/2021		Construction & Engineering	—	—	824	4	16
Tinicum Space Coast Co-Invest, LLC (7)	12/4/2019		Aerospace and Defense	—	—	466	4,594	4,923
UniTek Global Services, Inc. - Common Equity	8/25/2021		Telecommunications	—	—	213,739	—	—
UniVista Insurance - Common Equity (7)	10/29/2024		Insurance	—	—	400	—	113
Wash & Wax Group, LP - Common Equity (7)	1/13/2015		Consumer Services	—	—	2,747	4,941	3,435
Watchtower Holdings, LLC - Common Equity (7)	6/14/2021		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,404
WCP Ivyrehab Coinvestment, LP - Common Equity - Incremental (7)	4/30/2025		Healthcare Providers and Services	—	—	208	208	293
WCP Ivyrehab Coinvestment, LP - Common Equity (7)	11/29/2023		Healthcare Providers and Services	—	—	3,754	3,853	5,299
WCP Ivyrehab Coinvestment, LP - Unfunded Common Equity (7) (8)	6/27/2022		Healthcare Providers and Services	—	—	246	—	—
White Tiger Newco, LLC - Common Equity (6)	6/27/2022		Capital Equipment	—	—	38,019	2,899	280
Unitek Global Services, Inc. - Warrants	6/27/2022		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC - Warrants (7)	7/31/2025		Hotels, Restaurants and Leisure	—	—	87,345	—	949
Total Common Equity/Warrants							$129,058	$163,472
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							$2,226,700	$2,238,775
Investments in Controlled, Affiliated Portfolio Companies - 35.2% of Net Assets (3), (4)
First Lien Secured Debt - 22.8% of Net Assets
PennantPark Senior Secured Loan Fund I, LLC (6), (9)	8/10/2020	05/07/2029	Financial Services	11.88%	3M SOFR+ 800	237,650	237,650	237,650
PennantPark Senior Secured Loan Fund II, LLC (6), (9)	11/18/2025	08/08/2032	Financial Services	11.89%	3M SOFR+ 800	39,375	39,375	39,375
Total First Lien Secured Debt							$277,025	$277,025
Equity Interests - 8.6% of Net Assets

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

December 31, 2025

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
PennantPark Senior Secured Loan Fund I LLC - Common Equity (6), (9)	8/10/2020		Financial Services	—	—	163,100	163,100	72,690
PennantPark Senior Secured Loan Fund II LLC - Common Equity (6), (9)	11/18/2025		Financial Services	—	—	16,875	16,875	16,857
Total Equity Interests							$179,975	$89,547
Total Investments in Controlled, Affiliated Portfolio Companies							457,000	366,572
Total Investments - 250.4% of Net Assets (11), (12)							$2,683,700	$2,605,347
Cash Equivalents - 3.9% of Net Assets
BlackRock Federal FD Institutional 30 (Money Market Fund)				3.69%			$7,722	$7,722
Blackrock Liq Fedfund Gov CL Inst (Money Market Fund)				3.64%			15,536	15,536
JPMorgan US Dollar Liquidity Inst (Money Market Fund)				3.81%			4,129	4,129
JPMorgan U.S. Government (Money Market Fund)				3.61%			3,948	3,948
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.71%			8,808	8,808
Total Cash Equivalents							40,143	40,143
Cash - 5.3% of Net Assets
Cash							$55,121	$55,125
Total Cash							$55,121	$55,125
Total Investments, Cash Equivalents, and Cash - 259.6% of Net Assets							$2,778,964	$2,700,615
Liabilities in Excess of Other Assets - (159.6)% of Net Assets								(1,660,186)
Net Assets - 100%								$1,040,429

—————

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P", or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or "PIK", interest and other fee rates, if any.
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
(5)
Non-income producing securities.
(6)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2036-R Asset-Backed Debt and are not held through PennantPark CLO I, Ltd; 3) do not secure the 2036 Asset-Backed Debt and are not held through PennantPark CLO VIII, Ltd. and 4) do not secure the 2037 Asset-Backed Debt and are not held through PennantPark CLO 11, LLC.
(7)
Investment is held through our Taxable Subsidiary.
(8)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2025, qualifying assets represented 87% of our total assets and non-qualifying assets represented 13% of our total assets.
(10)
Non-accrual security.
(11)
As of December 31, 2025, all investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S companies were $2,683.7 million, $2,605.3 million, and 250.4%
(12)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(in thousands, except per share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 231.9% (3), (4)
First Lien Secured Debt - 211.8% of Net Assets
ACP Avenu Buyer, LLC	10/2/2023	10/02/2029	IT Services	9.29%	3M SOFR+ 500	42,247	41,879	41,824
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	10/2/2023	04/21/2027	IT Services	—	—	10,872	—	(54)
ACP Avenu Buyer, LLC - Unfunded Revolver (6), (8)	10/2/2023	10/02/2029	IT Services	—	—	7,612	—	(76)
ACP Falcon Buyer, Inc.	8/27/2025	08/01/2029	Professional Services	9.79%	3M SOFR+ 550	818	827	827
ACP Falcon Buyer, LLC - Unfunded Revolver (6), (8)	7/26/2023	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	5/4/2021	05/07/2026	Media	10.26%	3M SOFR+ 626	6,583	6,570	6,583
Ad.net Acquisition, LLC - Funded Revolver	5/4/2021	05/07/2026	Media	10.26%	3M SOFR+ 626	818	818	818
Ad.net Acquisition, LLC - Unfunded Revolver (6), (8)	5/4/2021	05/07/2026	Media	—	—	426	—	—
Aechelon Technology, Inc.	8/16/2024	08/16/2029	Aerospace and Defense	9.91%	1M SOFR+ 575	13,440	13,331	13,440
Aechelon Technology, Inc. - Funded Revolver	8/16/2024	08/16/2029	Aerospace and Defense	10.66%	1M SOFR+ 650	1,666	1,666	1,666
Aechelon Technology, Inc. - Unfunded Revolver (8)	8/16/2024	08/16/2029	Aerospace and Defense	—	—	3,054	—	—
AFC-Dell Holding Corp.	2/22/2024	04/09/2027	Distributors	9.70%	3M SOFR+ 550	19,768	19,739	19,669
AFC-Dell Holding Corp. - Unfunded Term Loan (8)	2/22/2024	04/09/2027	Distributors	—	—	7,460	—	(37)
Alpine Acquisition Corp II (10)	8/27/2025	08/09/2025	Containers and Packaging	—	—	4,044	2,903	2,103
Amsive Holdings Corporation	3/2/2020	12/10/2026	Media	10.35%	3M SOFR+ 625	19,273	19,166	19,080
Aphix Buyer, Inc.	7/17/2025	07/17/2031	Business Services	8.91%	3M SOFR+ 475	9,639	9,579	9,591
Aphix Buyer, Inc. - Unfunded Term Loan (8)	7/17/2025	07/16/2027	Business Services	—	—	15,341	—	19
Aphix Buyer, Inc. - Unfunded Revolver (8)	7/17/2025	07/17/2031	Business Services	—	—	3,995	—	(20)
APT OPCO, LLC	9/29/2025	09/30/2031	Healthcare Providers and Services	9.00%	3M SOFR+ 500	17,500	17,391	17,391
APT OPCO, LLC - Unfunded Term Loan (8)	9/29/2025	09/30/2027	Healthcare Providers and Services	—	—	2,729	—	—
APT OPCO, LLC - Unfunded Revolver (8)	9/29/2025	09/30/2031	Healthcare Providers and Services	—	—	2,729	—	—
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/21/2019	06/30/2026	Media	9.90%	3M SOFR+ 590	14,707	14,644	14,707
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	5/21/2019	06/30/2026	Media	9.90%	3M SOFR+ 590	1,985	1,979	1,985
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver (6)	5/21/2019	06/30/2026	Media	9.90%	3M SOFR+ 590	410	410	410
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (8)	5/21/2019	06/30/2026	Media	—	—	2,460	—	—
Arcfield Acquisition Corp.	10/28/2024	10/28/2031	Aerospace and Defense	9.31%	3M SOFR+ 500	19,393	19,374	19,296
Arcfield Acquisition Corp. - Unfunded Revolver (6), (8)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	2,874	—	(14)
Archer Lewis, LLC	8/28/2024	08/28/2029	Healthcare Technology	9.75%	3M SOFR+ 575	32,675	32,401	32,675
Archer Lewis, LLC - Unfunded Term Loan (8)	8/28/2024	08/28/2026	Healthcare Technology	—	—	13,292	—	133
Archer Lewis, LLC - Unfunded Revolver (8)	8/28/2024	08/28/2029	Healthcare Technology	—	—	3,252	—	—
Argano, LLC	9/13/2024	09/13/2029	Business Services	9.89%	3M SOFR+ 575	50,851	50,401	50,088
Argano, LLC - Unfunded Term Loan (8)	9/13/2024	10/02/2026	Business Services	—		7,449	—	(37)
Argano, LLC – Unfunded Revolver (8)	9/13/2024	09/13/2029	Business Services	—	—	1,421	—	(21)
Azureon, LLC (F/K/A Tpcn Midco, LLC)	6/26/2024	06/26/2029	Diversified Consumer Services	9.75%	3M SOFR+ 575	16,854	16,673	16,365
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Funded Revolver	6/26/2024	06/26/2029	Diversified Consumer Services	9.75%	3M SOFR+ 575	1,032	1,032	1,002
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Unfunded Revolver (8)	6/26/2024	06/26/2029	Diversified Consumer Services	—	—	1,548	—	(45)
Beacon Behavioral Support Services, LLC	6/21/2024	06/21/2029	Healthcare Providers and Services	9.50%	3M SOFR+ 550	31,929	31,585	31,929
Beacon Behavioral Support Services, LLC - Unfunded Term Loan (8)	6/21/2024	12/22/2025	Healthcare Providers and Services	—	—	7,749	—	77
Beacon Behavioral Support Services, LLC - Unfunded Term Loan - 3rd Amendment (8)	6/21/2024	06/21/2027	Healthcare Providers and Services	—	—	23,451	—	235
Beacon Behavioral Support Services, LLC - Unfunded Revolver (8)	6/21/2024	06/21/2029	Healthcare Providers and Services	—	—	2,104	—	—
Best Practice Associates, LLC	11/7/2024	11/08/2029	Aerospace and Defense	10.91%	3M SOFR+ 675	58,796	58,047	58,355
Best Practice Associates, LLC - Unfunded Revolver (8)	11/7/2024	11/08/2029	Aerospace and Defense	—	—	5,732	—	(43)
Beta Plus Technologies, Inc.	2/29/2024	07/02/2029	Internet Software and Services	9.75%	1M SOFR+ 575	32,742	32,027	32,415
Big Top Holdings, LLC	2/29/2024	03/01/2030	Construction & Engineering	9.50%	3M SOFR+ 550	34,812	34,384	34,812
Big Top Holdings, LLC - Unfunded Revolver (8)	2/29/2024	02/28/2030	Construction & Engineering	—	—	4,479	—	—
Bioderm, Inc.	8/27/2025	01/31/2028	Healthcare Equipment and Supplies	10.77%	1M SOFR+ 650	992	981	980
Bioderm, Inc. - Funded Revolver	1/30/2023	01/31/2028	Healthcare Equipment and Supplies	10.77%	1M SOFR+ 650	1,071	1,071	1,058
Blackhawk Industrial Distribution, Inc.	6/27/2022	09/17/2026	Distributors	9.40%	3M SOFR+ 540	8,126	8,095	7,984
Blackhawk Industrial Distribution, Inc. - Funded Revolver (6)	6/27/2022	09/17/2026	Distributors	9.40%	3M SOFR+ 540	1,747	1,747	1,717
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	6/27/2022	09/17/2026	Distributors	—	—	2,135	—	(37)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.50%	3M SOFR+ 450	23,155	23,007	23,155
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2024	11/20/2026	Business Services	—	—	10,994	—	82
BLC Holding Company, Inc. - Funded Revolver	11/20/2024	11/20/2030	Business Services	8.50%	3M SOFR+ 450	484	484	484
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2024	11/20/2030	Business Services	—	—	3,914	—	—
Blue Cloud Pediatric Surgery Centers LLC	8/12/2025	01/21/2031	Healthcare Providers and Services	9.48%	3M SOFR+ 525	4,988	4,938	4,938
Blue Cloud Pediatric Surgery Centers LLC - Unfunded Term Loan (8)	8/12/2025	07/30/2027	Healthcare Providers and Services	—	—	5,517	—	—
Boss Industries, LLC	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	9.00%	3M SOFR+ 500	17,952	17,833	17,952
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,744	—	—
Burgess Point Purchaser Corporation	8/12/2024	07/25/2029	Auto Components	9.51%	3M SOFR+ 535	18,722	17,573	16,184
By Light Professional IT Services, LLC	7/15/2025	07/15/2031	High Tech Industries	9.66%	1M SOFR+ 550	41,446	41,135	41,135
By Light Professional IT Services, LLC - Unfunded Revolver (6), (8)	7/15/2025	07/15/2031	High Tech Industries	—	—	3,671	—	(28)
Capital Construction, LLC	6/30/2025	10/22/2026	Consumer Services	10.20%	—	8,000	7,950	7,920
Capital Construction, LLC - Unfunded Term Loan (8)	6/30/2025	12/30/2025	Consumer Services	—	—	14,459	—	(36)
Carisk Buyer, Inc.	11/27/2023	12/03/2029	Healthcare Technology	9.00%	3M SOFR+ 500	11,309	11,234	11,309
Carisk Buyer, Inc. - Unfunded Term Loan (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	7,868	—	71
Carisk Buyer, Inc. - Unfunded Revolver (6), (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	1,750	—	—
Carnegie Dartlet, LLC	2/7/2024	02/07/2030	Professional Services	9.66%	3M SOFR+ 550	33,807	33,385	33,469
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	2/7/2024	02/09/2026	Professional Services	—	—	12,430	—	—
Carnegie Dartlet, LLC - Unfunded Revolver (8)	2/7/2024	02/07/2030	Professional Services	—	—	5,405	—	(54)
Cartessa Aesthetics, LLC	6/1/2022	06/14/2028	Distributors	10.00%	3M SOFR+ 600	15,721	15,614	15,721
Cartessa Aesthetics, LLC - Funded Revolver (6)	6/1/2022	06/14/2028	Distributors	10.00%	3M SOFR+ 600	511	511	511
Cartessa Aesthetics, LLC - Unfunded Revolver (6), (8)	6/1/2022	06/14/2028	Distributors	—	—	927	—	—
Case Works, LLC	10/1/2024	10/01/2029	Professional Services	9.25%	3M SOFR+ 525	20,486	20,336	19,564
Case Works, LLC - Funded Revolver	10/1/2024	10/01/2029	Professional Services	9.25%	3M SOFR+ 525	3,903	3,903	3,727
Case Works, LLC - Unfunded Revolver (8)	10/1/2024	10/01/2029	Professional Services	—	—	205	—	(9)
Cf512, Inc.	8/17/2021	08/20/2026	Media	10.19%	3M SOFR+ 619	10,300	10,240	10,197
Cf512, Inc. - Funded Revolver	8/17/2021	08/20/2026	Media	10.18%	3M SOFR+ 602	86	86	85
Cf512, Inc. - Unfunded Revolver (6), (8)	8/17/2021	08/20/2026	Media	—	—	869	—	(9)
CJX Borrower, LLC	7/8/2021	07/13/2027	Media	10.08%	3M SOFR+ 576	8,201	8,135	8,201

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

September 30, 2025

(in thousands, except per share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
CJX Borrower, LLC - Unfunded Term Loan (8)	7/8/2021	07/13/2027	Media	—	—	446	—	82
CJX Borrower, LLC - Funded Revolver	7/8/2021	07/13/2027	Media	10.07%	3M SOFR+ 576	593	593	593
CJX Borrower, LLC - Unfunded Revolver (8)	7/8/2021	07/13/2027	Media	—	—	642	—	—
Coolsys, Inc.	8/27/2025	08/11/2028	Commercial Services & Supplies	9.34%	3M SOFR+ 501	2,251	1,920	1,984
Commercial Fire Protection Holdings, LLC	9/23/2024	09/23/2030	Commercial Services & Supplies	8.50%	3M SOFR+ 450	38,329	38,070	38,329
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (8)	9/23/2024	09/23/2026	Commercial Services & Supplies	—	—	13,370	—	100
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (8)	9/23/2024	09/23/2030	Commercial Services & Supplies	—	—	5,014	—	—
Compex Legal Services, Inc.	1/27/2020	02/07/2026	Professional Services	9.55%	3M SOFR+ 555	10,720	10,716	10,720
Compex Legal Services, Inc. - Funded Revolver	1/27/2020	02/07/2026	Professional Services	9.51%	3M SOFR+ 555	984	984	984
Compex Legal Services, Inc. - Unfunded Revolver (6), (8)	1/27/2020	02/07/2026	Professional Services	—	—	422	—	—
Confluent Health, LLC	3/25/2024	11/30/2028	Healthcare Providers and Services	8.28%	1M SOFR+ 400	11,703	11,165	11,391
Cornerstone Advisors of Arizona, LLC	5/13/2025	05/13/2032	Consulting Services	8.75%	3M SOFR+ 475	12,833	12,769	12,769
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (8)	5/13/2025	05/13/2032	Consulting Services	—	—	1,705	—	(9)
Crane 1 Services, Inc.	8/11/2021	08/16/2027	Commercial Services & Supplies	10.03%	3M SOFR+ 575	6,756	6,703	6,705
Crane 1 Services, Inc. - Unfunded Revolver (6), (8)	8/11/2021	08/16/2027	Commercial Services & Supplies	—	—	502	—	(4)
C5MI Acquisition, LLC	7/31/2024	07/31/2029	IT Services	10.00%	3M SOFR+ 600	28,710	28,357	28,710
C5MI Acquisition, LLC - Unfunded Revolver (8)	7/31/2024	07/31/2029	IT Services	—	—	9,093	—	—
DRI Holding Inc.	5/23/2024	12/21/2028	Media	9.51%	1M SOFR+ 535	13,168	12,931	12,905
DRS Holdings III, Inc.	10/29/2019	11/03/2025	Chemicals, Plastics and Rubber	9.41%	3M SOFR+ 525	6,714	6,707	6,781
DRS Holdings III, Inc. - Unfunded Revolver (6), (8)	10/29/2019	11/03/2025	Personal Products	—	—	487	—	—
Duggal Acquisition, LLC	9/30/2024	09/30/2030	Marketing Services	8.75%	3M SOFR+ 475	10,218	10,130	10,218
Duggal Acquisition, LLC - Unfunded Term Loan (8)	9/30/2024	09/30/2026	Marketing Services	—	—	4,470	—	45
Duggal Acquisition, LLC - Unfunded Revolver (8)	9/30/2024	09/30/2030	Marketing Services	—	—	5,605	—	—
Dynata, LLC - First Out Term Loan	7/15/2024	07/17/2028	Business Services	9.46%	3M SOFR+ 526	2,365	2,261	2,354
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Business Services	9.96%	3M SOFR+ 576	14,672	14,131	11,946
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare Providers and Services	9.00%	3M SOFR+ 500	15,484	15,412	15,484
Emergency Care Partners, LLC - Unfunded Term Loan (8)	10/18/2024	10/19/2026	Healthcare Providers and Services	—	—	4,320	—	—
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2024	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	—
EDS Buyer, LLC	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	8.75%	3M SOFR+ 475	12,545	12,449	12,577
EDS Buyer, LLC. - Unfunded Revolver (6), (8)	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	6
Efficient Collaborative Retail Marketing Company, LLC	10/23/2018	09/30/2026	Media: Diversified and Production	11.01%	3M SOFR+ 675	8,357	8,379	6,686
				(PIK 3.75%)
ETE Intermediate II, LLC	5/24/2023	05/29/2029	Diversified Consumer Services	9.16%	3M SOFR+ 500	2,633	2,623	2,633
ETE Intermediate II, LLC - Funded Revolver	5/24/2023	05/25/2029	Diversified Consumer Services	9.17%	3M SOFR+ 500	166	166	166
ETE Intermediate II, LLC - Unfunded Revolver (8)	5/24/2023	05/25/2029	Diversified Consumer Services	—	—	2,264	—	—
Eval Home Care Solutions Intermediate, LLC	5/10/2024	05/10/2030	Healthcare, Education and Childcare	9.91%	1M SOFR+ 575	17,758	17,568	17,758
Eval Home Care Solutions Intermediate, LLC - Unfunded Revolver (8)	5/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	—
Exigo Intermediate II, LLC	8/27/2025	03/15/2027	Software	10.51%	1M SOFR+ 635	4,787	4,787	4,787
Exigo Intermediate II, LLC - Unfunded Revolver (8)	3/10/2022	03/15/2027	Software	—	—	689	—	—
Express Wash Acquisition Company, LLC	4/10/2025	04/10/2031	Automobiles	10.58%	3M SOFR+ 625	35,023	34,852	34,183
Express Wash Acquisition Company, LLC - Unfunded Revolver (8)	4/10/2025	04/10/2031	Automobiles	—	—	2,139	—	(51)
First Medical MSO, LLC	6/13/2025	06/13/2031	Healthcare Providers and Services	9.75%	—	7,481	7,408	7,406
First Medical MSO, LLC - Unfunded Term Loan (8)	6/13/2025	06/13/2027	Healthcare Providers and Services	—	—	5,000	—	—
First Medical MSO, LLC - Unfunded Revolver (6) (8)	6/13/2025	06/13/2031	Healthcare Providers and Services	—	—	1,000	—	(10)
Five Star Buyer, Inc.	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	11.46%	3M SOFR+ 715	5,214	5,155	5,110
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (8)	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	—	—	370	—	(7)
Gauge ETE Blocker, LLC	5/24/2023	05/21/2029	Diversified Consumer Services	12.56%	—	285	285	285
GGG Midco, LLC	9/27/2024	09/27/2030	Diversified Consumer Services	9.00%	3M SOFR+ 500	36,984	36,653	36,984
GGG Midco, LLC - Unfunded Term Loan (8)	9/27/2024	09/27/2026	Diversified Consumer Services	—	—	5,830	—	58
GGG Midco, LLC – Unfunded Revolver (8)	9/27/2024	09/27/2030	Diversified Consumer Services	—	—	1,311	—	—
Global Holdings InterCo, LLC	3/11/2021	03/16/2026	Diversified Financial Services	9.74%	1M SOFR+ 560	9,134	8,967	9,134
Graffiti Buyer, Inc.	8/9/2021	08/10/2027	Trading Companies & Distributors	9.66%	3M SOFR+ 560	5,518	5,431	5,407
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	984	—	(12)
Graffiti Buyer, Inc. - Funded Revolver	8/9/2021	08/10/2027	Trading Companies & Distributors	9.85%	—	36	36	35
Graffiti Buyer, Inc. - Unfunded Revolver (6), (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	829	—	(17)
Hancock Roofing and Construction, LLC	12/23/2020	12/31/2026	Insurance	9.90%	3M SOFR+ 560	3,916	3,891	3,877
Hancock Roofing and Construction, LLC - Funded Revolver (6)	12/23/2020	12/31/2026	Insurance	9.76%	3M SOFR+ 560	750	750	743
Halo Buyer, Inc.	2/7/2025	08/07/2029	Consumer products	10.16%	1M SOFR+ 600	10,599	10,502	10,599
Halo Buyer, Inc. - Funded Revolver	2/7/2025	08/07/2029	Consumer products	10.16%	1M SOFR+ 600	522	522	522
Halo Buyer, Inc. - Unfunded Revolver (8)	2/7/2025	08/07/2029	Consumer products	—	—	2,200	—	—
Harris & Co. LLC	8/9/2024	08/09/2030	Professional Services	9.16%	3M SOFR+ 500	80,066	79,412	79,365
Harris & Co. LLC. - Unfunded Term Loan B (8)	8/9/2024	02/09/2026	Professional Services	—	—	16,832	—	—
Harris & Co. LLC - Unfunded Term Loan C (8)	8/9/2024	08/18/2027	Professional Services	—	—	4,192	—	—
Harris & Co. LLC - Funded Revolver	8/9/2024	08/09/2030	Professional Services	9.16%	1M SOFR+ 500	1,683	1,683	1,669
Harris & Co. LLC - Unfunded Revolver (8)	8/9/2024	08/09/2030	Professional Services	—	—	7,936	—	(69)
HEC Purchaser Corp.	6/17/2024	06/17/2029	Healthcare, Education and Childcare	8.87%	3M SOFR+ 500	17,457	17,326	17,457
Help/Systems Holdings, Inc.	8/27/2025	11/30/2026	Software	8.41%	3M SOFR+ 410	1,953	1,839	1,839
Hills Distribution, Inc.	11/2/2023	11/08/2029	Distributors	10.32%	1M SOFR+ 600	18,294	18,121	18,294
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/2/2023	11/07/2025	Distributors	—	—	1,514	—	15
HW Holdco, LLC	1/9/2019	05/11/2026	Media	9.90%	3M SOFR+ 590	12,283	12,265	12,283
HW Holdco, LLC - Unfunded Revolver (6), (8)	1/9/2019	05/11/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	11/23/2021	09/22/2028	Professional Services	9.31%	3M SOFR+ 500	9,557	9,477	9,509
IG Investments Holdings, LLC - Unfunded Revolver (6), (8)	11/23/2021	09/22/2028	Professional Services	—	—	722	—	(4)
Imagine Acquisitionco, Inc. - Unfunded Revolver (8)	11/4/2021	11/16/2027	Software	—	—	1,193	—	—
Impact Advisors, LLC	3/21/2025	03/19/2032	Business Services	8.50%	3M SOFR+ 450	16,517	16,436	16,517
Impact Advisors, LLC - Unfunded Term Loan (8)	3/21/2025	03/21/2027	Business Services	—	—	9,723	—	49
Impact Advisors, LLC - Unfunded Revolver (8)	3/21/2025	03/19/2032	Business Services	—	—	1,945	—	—
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Commercial Services & Supplies	10.00%	3M SOFR+ 600	14,855	14,770	14,825
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Commercial Services & Supplies	10.00%	3M SOFR+ 600	CAD 1,704	1,231	1,225
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (8)	12/21/2022	10/30/2026	Commercial Services & Supplies	—	—	7,069	—	—
Infinity Home Services Holdco, Inc. - Funded Revolver	12/21/2022	12/28/2028	Commercial Services & Supplies	12.25%	—	161	161	161

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

September 30, 2025

(in thousands, except per share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/21/2022	12/28/2028	Commercial Services & Supplies	—	—	1,130	—	—
Inovex Information Systems Incorporated	12/17/2024	12/17/2030	Software	9.25%	3M SOFR+ 525	7,940	7,885	7,940
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2024	12/17/2026	Software	—	—	2,800	—	—
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2024	12/17/2030	Software	—	—	3,499	—	—
Infolinks Media Buyco, LLC	2/22/2024	11/02/2026	Media	9.50%	3M SOFR+ 550	10,155	10,125	10,104
Inventus Power, Inc.	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	11.78%	3M SOFR+ 761	4,888	4,880	4,888
Inventus Power, Inc. - Funded Revolver	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	11.76%	3M SOFR+ 761	403	403	403
Inventus Power, Inc. - Unfunded Revolver (8)	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	—	—	1,325	—	—
Keel Platform, LLC	1/26/2024	01/20/2031	Metals and Mining	8.75%	3M SOFR+ 475	14,601	14,437	14,455
Keel Platform, LLC - Unfunded Term Loan (8)	1/26/2024	01/20/2031	Metals and Mining	—	—	3,260	—	(8)
Kinetic Purchaser, LLC	11/8/2021	11/10/2027	Personal Products	10.19%	3M SOFR+ 615	17,955	17,641	15,262
Kinetic Purchaser, LLC - Funded Revolver	11/8/2021	11/10/2026	Personal Products	10.15%	3M SOFR+ 615	2,172	2,172	1,846
Kinetic Purchaser, LLC - Unfunded Revolver (6), (8)	11/8/2021	11/10/2026	Personal Products	—	—	1,262	—	(189)
Lash OpCo, LLC	8/16/2021	02/18/2027	Personal Products	12.16%	1M SOFR+ 785	16,168	16,026	15,763
				(PIK 5.10%)	—
Lash OpCo, LLC - Funded Revolver (6)	8/16/2021	08/16/2026	Personal Products	12.16%	1M SOFR+ 785	969	969	945
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (6) (8)	8/16/2021	08/16/2026	Personal Products	—	—	2,026	—	(51)
LAV Gear Holdings, Inc.	7/31/2025	07/31/2029	Capital Equipment	10.10%	—	9,581	9,592	9,930
				(PIK 3.44%)
LAV Gear Holdings, Inc. - Incremental TL	7/31/2025	07/31/2029	Capital Equipment	10.10%	—	1,098	1,067	1,353
				(PIK 3.44%)
LAV Gear Holdings, Inc. - Unfunded Revolver (6) (8)	7/31/2025	07/31/2029	Capital Equipment	—	—	703	—	—
Ledge Lounger, Inc.	2/7/2022	11/09/2026	Leisure Products	11.65%	3M SOFR+ 765	7,605	7,380	5,932
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	2/7/2022	11/09/2026	Leisure Products	11.65%	3M SOFR+ 765	663	663	518
				(PIK 1.00%)
Lightspeed Buyer, Inc.	1/21/2020	02/03/2027	Healthcare Technology	8.75%	3M SOFR+ 475	22,918	22,824	22,918
Lightspeed Buyer, Inc. - Unfunded Revolver (6), (8)	1/21/2020	02/03/2027	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	1/18/2023	02/01/2030	Construction & Engineering	8.67%	3M SOFR+ 450	11,815	11,770	11,815
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	1/18/2023	02/08/2027	Construction & Engineering	—	—	4,873	—	24
LJ Avalon Holdings, LLC - Unfunded Revolver (6), (8)	1/18/2023	02/01/2029	Construction & Engineering	—	—	2,883	—	—
Loving Tan Intermediate II, Inc.	5/24/2023	05/31/2028	Personal Products	9.00%	3M SOFR+ 500	53,637	53,066	53,637
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	5/24/2023	07/12/2026	Personal Products	—	—	10,823	—	108
Loving Tan Intermediate II, Inc. - Funded Revolver	5/24/2023	05/31/2028	Personal Products	9.00%	3M SOFR+ 500	3,559	3,559	3,559
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	5/24/2023	05/31/2028	Personal Products	—	—	1,780	—	—
Lucky Bucks, LLC - First-Out Term Loan	11/2/2023	10/02/2028	Hotels, Restaurants and Leisure	12.01%	1M SOFR+ 765	256	256	238
Lucky Bucks, LLC - Last-Out Term Loan	11/2/2023	10/02/2029	Hotels, Restaurants and Leisure	12.01%	1M SOFR+ 765	529	529	426
MAG DS Corp.	9/21/2020	04/01/2027	Aerospace and Defense	9.60%	3M SOFR+ 560	12,205	11,985	12,155
Marketplace Events Acquisition, LLC	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+ 525	56,198	55,699	56,198
Marketplace Events Acquisition, LLC - Unfunded Term Loan (8)	12/19/2024	06/19/2026	Media	—	—	8,717	—	87
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/19/2030	Media	9.25%	—	610	610	610
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2024	12/19/2030	Media	—	—	5,486	—	—
MBS Holdings, Inc.	4/7/2025	04/16/2027	Internet Software and Services	9.30%	3M SOFR+ 510	5,632	5,630	5,632
MBS Holdings, Inc. - Unfunded Revolver (6), (8)	4/14/2021	04/16/2027	Internet Software and Services	—	—	1,157	—	—
MDI Buyer, Inc.	3/16/2023	07/25/2028	Commodity Chemicals	8.75%	3M SOFR+ 475	5,066	5,021	5,066
MDI Buyer, Inc. - Unfunded Term Loan (8)	3/16/2023	07/25/2028	Commodity Chemicals	—	—	4,416	—	33
MDI Buyer, Inc. - Funded Revolver	7/19/2022	07/25/2028	Commodity Chemicals	11.50%	3M SOFR+ 375	1,524	1,524	1,524
MDI Buyer, Inc. - Unfunded Revolver (6), (8)	7/19/2022	07/25/2028	Commodity Chemicals	—	—	353	—	—
Meadowlark Acquirer, LLC	12/9/2021	12/10/2027	Professional Services	9.65%	3M SOFR+ 565	4,344	4,295	4,344
Meadowlark Acquirer, LLC - Funded Revolver	12/9/2021	12/10/2027	Professional Services	9.65%	3M SOFR+ 565	339	339	339
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/9/2021	12/10/2027	Professional Services	—	—	1,354	—	—
Medina Health, LLC	10/16/2023	10/20/2028	Healthcare Providers and Services	10.31%	3M SOFR+ 625	20,795	20,600	20,899
Medina Health, LLC - Unfunded Revolver (8)	10/16/2023	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	26
Megawatt Acquisitionco, Inc.	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	9.50%	3M SOFR+ 550	9,850	9,545	9,377
Megawatt Acquisitionco, Inc. - Funded Revolver	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	9.67%	3M SOFR+ 550	406	406	387
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	2,844	—	(137)
MOREgroup Holdings, Inc.	1/9/2024	01/16/2030	Construction & Engineering	9.31%	3M SOFR+ 525	32,013	31,653	32,013
MOREgroup Holdings, Inc. - Unfunded Term Loan (8)	1/9/2024	01/16/2026	Construction & Engineering	—	—	11,056	—	111
MOREgroup Holdings, Inc. - Unfunded Revolver (8)	1/9/2024	01/16/2030	Construction & Engineering	—	—	6,634	—	—
Municipal Emergency Services, Inc.	9/23/2021	10/01/2027	Distributors	9.15%	3M SOFR+ 515	9,998	9,959	9,998
Municipal Emergency Services, Inc. - Unfunded Term Loan (8)	9/23/2021	01/15/2026	Distributors	—	—	1,574	—	8
Municipal Emergency Services, Inc. - Unfunded Revolver (6), (8)	9/23/2021	10/01/2027	Distributors	—	—	947	—	—
NBH Group, LLC	8/29/2025	08/19/2026	Healthcare Equipment and Supplies	10.12%	1M SOFR+ 585	2,571	2,571	2,571
NBH Group, LLC - Unfunded Revolver (6), (8)	8/16/2021	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
NORA Acquisition, LLC	8/22/2023	08/31/2029	Healthcare Providers and Services	10.41%	3M SOFR+ 635	20,743	20,443	20,588
NORA Acquisition, LLC - Funded Revolver	8/22/2023	08/31/2029	Healthcare Providers and Services	10.35%	3M SOFR+ 635	2,466	2,466	2,447
NORA Acquisition, LLC - Unfunded Revolver (6), (8)	8/22/2023	08/31/2029	Healthcare Providers and Services	—	—	3,013	—	(23)
North American Rail Solutions, LLC	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+ 475	55,000	54,725	54,725
North American Rail Solutions, LLC - Unfunded Term Loan (8)	8/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	4,231	—	—
North American Rail Solutions, LLC - Funded Revolver	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+ 475	1,467	1,467	1,467
North American Rail Solutions, LLC - Unfunded Revolver (8)	8/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	4,456	—	—
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Consumer Services	9.25%	3M SOFR+ 525	23,484	23,315	23,014
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	12/29/2023	09/30/2026	Diversified Consumer Services	—	—	8,705	—	(98)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Consumer Services	9.25%	1M SOFR+ 525	2,520	2,520	2,470
Omnia Exterior Solutions, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/31/2029	Diversified Consumer Services	—	—	1,680	—	(34)
One Stop Mailing, LLC	5/26/2021	05/07/2027	Air Freight and Logistics	10.53%	3M SOFR+ 636	12,941	12,881	12,941
ORL Acquisition, Inc. (6)	9/1/2021	09/03/2027	Consumer Finance	13.70%	3M SOFR+ 940	7,710	7,406	6,823
				(PIK 7.50%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

September 30, 2025

(in thousands, except per share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
ORL Acquisition, Inc. - Unfunded Revolver (6), (8)	9/1/2021	09/03/2027	Consumer Finance	—	—	215	—	(25)
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.77%	3M SOFR+ 575	36,810	36,445	36,294
OSP Embedded Purchaser, LLC - Unfunded Revolver (8)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	2,932	—	(41)
Output Services Group, Inc. - First-out Term Loan	11/30/2023	11/30/2028	Business Services	12.71%	3M SOFR+ 843	828	828	828
Output Services Group, Inc. - Last-out Term Loan	11/30/2023	05/30/2028	Business Services	10.96%	3M SOFR+ 668	1,681	1,681	1,681
Pacific Purchaser, LLC	10/2/2023	10/02/2028	Professional Services	10.42%	3M SOFR+ 625	7,123	7,034	7,095
Pacific Purchaser, LLC - Unfunded Revolver (8)	10/2/2023	10/02/2028	Professional Services	—	—	1,799	—	(7)
PAR Excellence Holdings, Inc.	9/3/2024	09/03/2030	Healthcare Technology	9.32%	3M SOFR+ 500	27,431	27,186	26,951
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	9/3/2024	09/03/2030	Healthcare Technology	—	—	4,692	—	(82)
Paving Lessor Corp.	7/1/2025	07/01/2031	Business Services	9.25%	—	21,390	21,231	21,230
Paving Lessor Corp. - Unfunded Term Loan (8)	7/1/2025	07/01/2027	Business Services	—	—	8,632	—	—
Paving Lessor Corp. - Unfunded Revolver (8)	7/1/2025	07/01/2031	Business Services	—	—	5,755	—	(43)
Peninsula Pacific Entertainment, LLC	8/15/2025	08/22/2032	Gaming	9.02%	3M SOFR+ 475	15,002	14,852	14,965
Peninsula Pacific Entertainment, LLC - Unfunded Term Loan (8)	8/15/2025	08/25/2027	Gaming	—	—	3,516	—	9
Penta Group Holdings, Inc.	7/31/2025	07/31/2031	Professional Services	8.50%	—	15,000	14,925	14,925
Penta Group Holdings, Inc. - Unfunded Term Loan (8)	7/31/2025	07/31/2027	Professional Services	—	—	6,056	—	—
Penta Group Holdings, Inc. - Funded Revolver	7/31/2025	07/31/2031	Professional Services	8.50%	—	492	492	490
Penta Group Holdings, Inc. - Unfunded Revolver (8)	7/31/2025	07/31/2031	Professional Services	—	—	1,022	—	(5)
PCS MIDCO, Inc.	3/1/2024	03/01/2030	Professional Services	9.75%	3M SOFR+ 575	11,843	11,755	11,843
PCS MIDCO, Inc. - Unfunded Term Loan (8)	3/1/2024	03/02/2026	Professional Services	—	—	2,087	—	21
PCS MIDCO, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Professional Services	—	—	1,770	—	—
Pink Lilly Holdco, LLC (12)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	4.35%	—	9,780	8,422	3,912
Pink Lilly Holdco, LLC - Funded Revolver (12)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	4.27%	—	611	611	244
Pink Lilly Holdco, LLC - Unfunded Revolver (8) (12)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	534	—	(321)
PlayPower, Inc.	8/28/2024	08/28/2030	Leisure Products	9.25%	1M SOFR+ 525	32,086	31,893	32,086
PlayPower, Inc. - Unfunded Revolver (8)	8/28/2024	08/28/2030	Leisure Products	—	—	3,981	—	—
Podean Buyer, LLC	8/4/2025	08/04/2031	Marketing Services	10.00%	3M SOFR+ 600	8,000	7,920	7,920
Podean Buyer, LLC - Unfunded Revolver (8)	8/4/2025	08/04/2031	Marketing Services	—	—	1,579	—	(16)
Project Granite Buyer, Inc.	12/31/2024	12/31/2030	Professional Services	9.75%	3M SOFR+ 575	11,894	11,790	12,013
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2024	12/31/2026	Professional Services	—	—	1,708	—	34
Project Granite Buyer, Inc. - Unfunded Revolver (8)	12/31/2024	12/31/2030	Professional Services	—	—	2,846	—	28
Pragmatic Institute, LLC	7/5/2022	03/28/2030	Professional Services	9.50%	—	575	575	417
Rancho Health MSO, Inc.	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	9.29%	3M SOFR+ 500	9,310	9,291	9,310
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/20/2024	06/30/2026	Healthcare Equipment and Supplies	—	—	3,034	—	28
Rancho Health MSO, Inc. - Funded Revolver (6)	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	9.29%	3M SOFR+ 500	2,420	2,420	2,420
Rancho Health MSO, Inc. - Unfunded Revolver (6), (8)	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	—	—	880	—	—
Recteq, LLC	1/27/2021	01/29/2026	Leisure Products	10.40%	3M SOFR+ 640	3,820	3,809	3,810
Recteq, LLC - Funded Revolver	1/27/2021	01/29/2026	Leisure Products	10.46%	3M SOFR+ 625	360	360	359
Recteq, LLC - Unfunded Revolver (6), (8)	1/27/2021	01/29/2026	Leisure Products	—	—	936	—	(2)
Rosco Parent, LLC	9/9/2025	09/12/2031	Business Services	8.81%	—	22,000	21,835	21,835
Rosco Parent, LLC - Unfunded Revolver (8)	9/9/2025	09/12/2031	Business Services	—	—	2,883	—	—
Riverpoint Medical, LLC	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	8.75%	3M SOFR+ 475	9,728	9,682	9,728
Riverpoint Medical, LLC - Unfunded Revolver (6), (8)	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	—	—	909	—	—
Ro Health, LLC	1/16/2025	01/17/2031	Healthcare Providers and Services	8.50%	3M SOFR+ 450	15,337	15,235	15,337
Ro Health, LLC - Funded Revolver	1/16/2025	01/17/2031	Healthcare Providers and Services	9.00%	3M SOFR+ 500	2,329	2,329	2,329
Ro Health, LLC - Unfunded Revolver (8)	1/16/2025	01/17/2031	Healthcare Providers and Services	—	—	5,435	—	—
RRA Corporate, LLC	8/15/2024	08/15/2029	Diversified Consumer Services	9.00%	3M SOFR+ 500	17,699	17,546	17,593
RRA Corporate, LLC - Unfunded Term Loan (8)	8/15/2024	08/17/2026	Diversified Consumer Services	—	—	15,312	—	61
RRA Corporate, LLC - Funded Revolver	8/15/2024	08/15/2029	Diversified Consumer Services	9.27%	3M SOFR+ 525	3,090	3,090	3,071
RRA Corporate, LLC - Unfunded Revolver (8)	8/15/2024	08/15/2029	Diversified Consumer Services	—	—	3,627	—	(22)
RTIC Subsidiary Holdings, LLC	5/3/2024	05/03/2029	Leisure Products	9.75%	3M SOFR+ 575	47,340	46,734	46,867
RTIC Subsidiary Holdings, LLC - Funded Revolver	5/3/2024	05/03/2029	Leisure Products	9.75%	3M SOFR+ 575	3,296	3,296	3,263
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	5/3/2024	05/03/2029	Leisure Products	—	—	6,121	—	(61)
Rural Sourcing Holdings, Inc.	6/8/2023	06/15/2029	Professional Services	9.75%	3M SOFR+ 575	2,201	2,161	1,981
Rural Sourcing Holdings, Inc. - Funded Revolver	6/8/2023	06/15/2029	Professional Services	9.75%	3M SOFR+ 575	487	487	438
Rural Sourcing Holdings, Inc. - Unfunded Revolver (6), (8)	6/8/2023	06/15/2029	Professional Services	—	—	373	—	(37)
Sabel Systems Technology Solutions, LLC	10/31/2024	10/31/2030	Government Services	9.77%	3M SOFR+ 575	26,649	26,417	26,649
Sabel Systems Technology Solutions, LLC - Funded Revolver	10/31/2024	10/31/2030	Government Services	12.75%	3M SOFR+ 525	182	182	182
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2024	10/31/2030	Government Services	—	—	3,452	—	—
Safe Haven Defense US, LLC	5/23/2024	05/23/2029	Building Products	9.50%	3M SOFR+ 525	19,845	19,681	19,746
Safe Haven Defense US, LLC - Unfunded Revolver (8)	5/23/2024	05/23/2029	Building Products	—	—	2,920	—	(15)
Sales Benchmark Index, LLC	12/23/2019	07/07/2026	Professional Services	10.20%	3M SOFR+ 600	2,504	2,501	2,504
Sales Benchmark Index, LLC - Funded Revolver	12/23/2019	07/07/2026	Professional Services	9.20%	3M SOFR+ 520	431	431	431
Sales Benchmark Index, LLC - Unfunded Revolver (6), (8)	12/23/2019	07/07/2026	Professional Services	—	—	646	—	—
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.54%	3M SOFR+ 550	11,295	11,198	11,295
Sath Industries, LLC - Unfunded Revolver (8)	12/17/2024	12/17/2029	Event Services	—	—	2,466	—	—
Schlesinger Global, Inc.	10/24/2019	10/24/2025	Professional Services	12.76%	3M SOFR+ 860	8,169	8,169	7,761
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	10/24/2019	10/24/2025	Professional Services	12.76%	3M SOFR+ 860	1,674	1,674	1,591
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (6), (8)	10/24/2019	10/24/2025	Professional Services	—	—	401	—	(20)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Consumer Services	9.01%	3M SOFR+ 500	10,596	10,515	10,162
Seacoast Service Partners NA, LLC - Unfunded Term Loan (8)	12/20/2024	12/21/2026	Diversified Consumer Services	—	—	5,653	—	(182)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Consumer Services	9.00%	3M SOFR+ 500	892	892	855
Seacoast Service Partners NA, LLC - Unfunded Revolver (8)	12/20/2024	12/20/2029	Diversified Consumer Services	—	—	1,231	—	(50)
Seaway Buyer, LLC	7/25/2024	06/13/2029	Chemicals, Plastics and Rubber	10.17%	3M SOFR+ 615	1,882	1,864	1,755
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	IT Services	10.15%	3M SOFR+ 615	26,344	26,096	26,344
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	IT Services	10.90%	3M SOFR+ 690	764	764	764
Sigma Defense Systems, LLC - Unfunded Revolver (6), (8)	11/30/2021	12/20/2027	IT Services	—	—	2,548	—	—
Smartronix, LLC	2/6/2025	02/06/2032	Aerospace and Defense	8.66%	1M SOFR+ 450	5,970	5,914	5,992
Smile Brands, Inc.	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	4,609	4,323	3,978
				(PIK 1.50%)
Smile Brands, Inc. - Funded Revolver	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	1,047	1,047	903
Smile Brands, Inc. - Unfunded Revolver (6), (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	531	—	(73)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

September 30, 2025

(in thousands, except per share data)

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

September 30, 2025

(in thousands, except per share data)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

September 30, 2025

(in thousands, except per share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
North Haven Saints Equity Holdings, LP - Common Equity (7)	2/25/2022		Healthcare Technology	—	—	223,602	224	226
NXOF Holdings, Inc. - Common Equity	9/25/2018		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP - Common Equity (7)	3/28/2024		Aerospace and Defense	—	—	211,940	2,119	2,643
OES Co-Invest, LP - Common Equity - Class A	5/31/2024		Diversified Consumer Services	—	—	1,560	1,580	1,326
OHCP V BC COI, LP - Common Equity	12/13/2021		Distributors	—	—	1,166,407	1,166	642
OHCP V BC COI, LP - Unfunded Common Equity (8)	12/13/2021		Distributors	—	—	83,593	—	(38)
ORL Holdco, Inc. - Common Equity	9/1/2021		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP - Common Equity	12/11/2023		Aerospace and Defense	—	—	1,728	1,728	2,007
Output Services Group, Inc. - Common Equity (6)	11/30/2023		Business Services	—	—	127,369	1,155	1,046
OSP PAR Aggregator, LP - Common Equity	9/3/2024		Healthcare Technology	—	—	3,160	3,171	3,037
Paving Parent, LLC - Common Equity	7/1/2025		Business Services	—	—	3,057	3,057	2,863
Penta Group Holdings, Inc. - Common Equity	7/31/2025		Professional Services	—	—	1,901,412	1,901	1,901
PCS Parent, LP	3/1/2024		Professional Services	—	—	423,247	423	423
Pink Lily Holdco, LLC - Common Equity (7)	11/5/2021		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Podean Intermediate II, LLC - Common Equity	8/4/2025		Marketing Services	—	—	570	570	570
Pragmatic Holdco, Inc. - Common Equity	3/28/2025		Professional Services	—	—	18	—	—
Project Granite Holdings, LLC	12/31/2024		Professional Services	—	—	1,139	1,139	1,191
Quad (U.S.) Co-Invest, LP - Common Equity	10/3/2022		Professional Services	—	—	235,194	235	364
QuantiTech InvestCo, LP - Common Equity (7)	5/1/2020		Aerospace and Defense	—	—	700	—	96
QuantiTech InvestCo, LP - Unfunded Common Equity (7) (8)	5/1/2020		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II, LP - Common Equity (7)	5/1/2020		Aerospace and Defense	—	—	40	12	7
RFMG Parent, LP - Common Equity	12/16/2020		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,292
Ro Health Holdings, Inc. - Common Equity	1/16/2025		Healthcare Providers and Services	—	—	536,400	536	807
Rosco Topco, LLC - Common Equity	9/9/2025		Business Services	—	—	1,517,241	1,517	1,517
Safe Haven Defense Holdco, LLC - Common Equity (7)	5/23/2024		Building Products	—	—	641	641	233
SBI Holdings Investments, LLC - Common Equity	12/23/2019		Professional Services	—	—	64,634	646	724
Sabel InvestCo, LP. - Common Equity (7)	10/31/2024		Government Services	—	—	89,712	2,271	3,007
Sabel InvestCo, LP. - Unfunded Common Equity (7), (8)	10/31/2024		Government Services	—	—	131,286	—	—
Seaway Topco, LP - Common Equity	6/8/2022		Chemicals, Plastics and Rubber	—	—	296	296	66
Seacoast Service Partners, LLC - Common Equity	12/20/2024		Diversified Consumer Services	—	—	429	549	413
SP L2 Holdings, LLC - Common Equity	11/4/2021		Leisure Products	—	—	360,103	360	—
SSC Dominion Holdings, LLC - Common Equity - Class B (US Dominion, Inc.) (6)	7/11/2018		Capital Equipment	—	—	12	12	1,159
StellPen Holdings, LLC (CF512, Inc.) - Common Equity	8/17/2021		Media	—	—	161,538	162	120
SV-Aero Holdings, LLC - Common Equity (7)	12/6/2023		Aerospace and Defense	—	—	61	513	1,504
TAC Lifeport Holdings, LLC - Common Equity (7)	2/24/2021		Aerospace and Defense	—	—	533,833	502	1,260
TCG 3.0 Jogger Co-Invest, LP - Common Equity	1/22/2024		Media	—	—	9,108	1,760	1,182
Tower Arch Infolinks Media, LP - Common Equity (7)	10/27/2021		Media	—	—	223,849	103	263
Tower Arch Infolinks Media, LP - Unfunded Common Equity (7) (8)	10/27/2021		Media	—	—	141,758	—	—
TPC Holding Company, LP - Common Equity	12/4/2019		Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC - Common Equity	8/25/2021		Construction & Engineering	—	—	824	4	21
Tinicum Space Coast Co-Invest, LLC (7)	10/29/2024		Aerospace and Defense	—	—	466	4,702	5,196
UniTek Global Services, Inc. - Common Equity	1/13/2015		Telecommunications	—	—	213,739	—	—
UniVista Insurance - Common Equity (7)	6/14/2021		Insurance	—	—	400	—	113
Urology Partners Co., LP - Common Equity	1/20/2023		Healthcare Providers and Services	—	—	694,444	694	2,910
Wash & Wax Group, LP - Common Equity (7)	4/30/2025		Consumer Services	—	—	2,747	4,941	5,062
Watchtower Holdings, LLC - Common Equity (7)	11/29/2023		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,107
WCP Ivyrehab Coinvestment, LP - Common Equity - Incremental (7)	6/27/2022		Healthcare Providers and Services	—	—	208	208	268
WCP Ivyrehab Coinvestment, LP - Common Equity (7)	6/27/2022		Healthcare Providers and Services	—	—	3,754	3,853	4,841
WCP Ivyrehab Coinvestment, LP - Unfunded Common Equity (7) (8)	6/27/2022		Healthcare Providers and Services	—	—	246	—	—
White Tiger Newco, LLC - Common Equity (6)	7/31/2025		Capital Equipment	—	—	38,019	2,901	2,663
Unitek Global Services, Inc. - Warrants	1/13/2015		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC - Warrants (7)	4/16/2019		Hotels, Restaurants and Leisure	—	—	87,345	—	993
Total Common Equity/Warrants							$132,009	$175,745
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							$2,458,018	$2,491,360
Investments in Controlled, Affiliated Portfolio Companies - 26.2% of Net Assets (3), (4)
First Lien Secured Debt - 22.1% of Net Assets
PennantPark Senior Secured Loan Fund I, LLC (6), (9)	8/10/2020	05/07/2029	Financial Services	12.29%	3M SOFR+ 800	237,650	237,650	237,650
Total First Lien Secured Debt							$237,650	$237,650
Equity Interests - 4.1% of Net Assets
PennantPark Senior Secured Loan Fund I LLC - Common Equity (6), (9)	6/16/2017		Financial Services	—	—	123,725	123,725	44,318
Total Equity Interests							$123,725	$44,318
Total Investments in Controlled, Affiliated Portfolio Companies							361,375	281,968
Total Investments - 258.1% of Net Assets (11), (13)							$2,819,393	$2,773,328
Cash Equivalents - 3.8% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			13,478	13,478
Blackrock Liq Fedfund Gov CL Inst (Money Market Fund)				4.02%			4,907	4,907
JPMorgan US Dollar Liquidity Inst (Money Market Fund)				4.10%			5,651	5,651
JPMorgan U.S. Government (Money Market Fund)				4.02%			6,132	6,132
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			10,561	10,561
Total Cash Equivalents							$40,729	$40,729
Cash - 7.6% of Net Assets
Cash							81,955	81,959
Total Cash							$81,955	$81,959
Total Investments, Cash Equivalents and Cash - 269.5% of Net Assets							$2,942,077	$2,896,016
Liabilities in Excess of Other Assets - (169.5)% of Net Assets								(1,821,500)
Net Assets - 100%								$1,074,516

______________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

September 30, 2025

(in thousands, except per share data)

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or“P", or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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
(5)
Non-income producing securities.
(6)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2036-R Asset-Backed Debt and are not held through PennantPark CLO I, Ltd.; 3) do not secure the 2036 Asset-Backed Debt and are not held through PennantPark CLO VIII, Ltd. and 4) do note secure the 2037 Asset-Backed Debt and are not held through PennantPark CLO 11, LLC.
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
(10)
Non-accrual security
(11)
As of September 30, 2025, all investments were in U.S companies and total cost, fair value, and percentage of Net Assets for the U.S. companies were $2,819.4 million, $2,773.3 million, and 258.1%
(12)
Partial PIK non-accrual security
(13)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. (the "Company", "we," "our" or "us") was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. On April 14, 2022, trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC.

Our principal investment objectives are to generate both current income and capital appreciation while seeking to preserve capital. We seek to achieve our principal investment objective by investing primarily in floating rate loans, and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating rate loans pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as SOFR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our managed assets will be invested in floating rate loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt, subordinated debt, and, to a lesser extent, equity investments.

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

In May 2017, we and a subsidiary of Kemper Corporation (NYSE: KMPR), Trinity Universal Insurance Company, ("Kemper"), formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL is a Delaware limited liability company. See Note 4.

In August 2025, we and Hamilton Lane ("HL") formed PSSL II, an unconsolidated joint venture. PSSL II invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II is a Delaware limited liability company. See Note 4.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt was secured by a carefully constructed portfolio of the Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2031 Asset-Backed Debt was to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. See Note 10.

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company initially retained $85.0 million of the debt securitization. In October 2025, the Company sold $21.0 million of the previously retained debt securitization. The 2036-R Asset-Backed Debt is secured by a carefully constructed portfolio of primarily middle market loans and participation interest in middle market loans. The 2036-R Asset-Backed Debt matures in July 2036.

On February 22, 2024, the 2036 Securitization Issuer completed the 2036 Debt Securitization. The 2036 Asset-Backed Debt is secured by a carefully constructed portfolio of the 2036-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2036 Asset-Backed Debt matures in April 2036. On the closing date of the 2036 Debt Securitization, in consideration of our transfer to the 2036 Securitization Issuer of the initial closing date loan portfolio it included loans distributed to us by certain wholly owned subsidiaries. See Note 10.

In February 2025, the 2037 Securitization Issuer completed a $474.6 million term debt securitization (the “2037 Debt Securitization”). The Company initially retained $85.1 million of subordinated notes and $28.5 million of BBB-(sf) Class D Notes of the debt securitization issued by the 2037 Securitization Issuer. In November 2025, the Company sold $28.5 million of the previously retained Class D Notes. The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio of the 2037-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2037 Asset-Backed Debt matures in April 20, 2037. See Note 10.

In March 2021 and October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5% respectively. Interest on the 2026 Notes is paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%.The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF.

In August 2025, in connection with the winding down of PTSF, an unconsolidated limited partnership, the Company acquired a portfolio of approximately $250 million of assets, including from TSO Puma SPV, LLC, an affiliate of Towerbrook Capital Partners. This portfolio includes assets with which the Company's Investment Adviser is familiar. The average spread and credit statistics are generally in-line with PFLT's existing portfolio. The Company acquired these assets at their most recent fair market value as of the date of the transaction. As of August 27, 2025, PFLT was the only remaining partner in PTSF, and as a result the entity became a wholly owned consolidated subsidiary as of that date.

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

During the three months ended December 31, 2025 we did not issue any shares of our common stock under the ATM Programs. During the three months ended December 31, 2024 we issued 7,276,000 shares of our common stock under the ATM Programs. During the three months ended December 31, 2024, shares were issued at a weighted average price of $11.30 per share, resulting in net proceeds of $82.2 million after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. During the quarter ended December 31, 2025 and 2024, we incurred zero and less than $0.1 million, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of December 31, 2025 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended (the "Commodity Exchange Act"). The Investment Advisor intends to continue to affirm the exclusion on an annual basis and therefore, does not expect to be subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

DECEMBER 31, 2025

(Unaudited)

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

Our board of directors may use market quotations to assess the value of our investments for which market quotations are readily available. We obtain such market values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, and the Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2025, we had four portfolio companies on non-accrual status, representing 0.5% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2025, we had three portfolio companies on non-accrual status, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes ("ASC 740"). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three months ended December 31, 2025 and 2024, we recorded a provision for taxes on net investment income of $0.2 million and $0.2 million, respectively, pertaining to federal excise tax.

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

For the three months ended December 31, 2025, the Company recorded a provision for taxes of $0.6 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three months ended December 31, 2024, the Company recorded a provision for taxes of $0.6 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2025, and September 30, 2025, $1.2 million and $1.9 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2025 and 2024, the Company recorded a provision for taxes of zero and $0.1 million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three months ended December 31, 2025 and 2024, the Company paid zero and zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

DECEMBER 31, 2025

(Unaudited)

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

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500.0 million under an at-the-market offering program (the "2024 ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three months ended December 31, 2025 we did not issue any shares of our common stock under the ATM Programs. During the three months ended December 31, 2024 we issued 7,276,000 shares of our common stock under the ATM Programs. During the three months ended December 31, 2024, shares were issued at a weighted average price of $11.30 per share, resulting in net proceeds of $82.2 million after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. During the quarter ended December 31, 2025 and 2024, we incurred zero and less than $0.1 million, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of December 31, 2025 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, we will generally not consolidate our investment in a company other than an investment company wholly owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I, 2036 Securitization Issuers, the 2036-R Securitization Issuers, 2037 Securitization Issuer, and PTSF and PTSF's GP (effective, August 27, 2025; see Note 1) in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL or PSSL II. See further description of our investment in PSSL and PSSLII in Note 4.

(g) Asset Transfers and Servicing

Asset transfers that do not meet requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and the Consolidated Schedules of Investments as investments. The creditors of Funding I have received a security interest in all of its assets and such assets are not intended to be available to our creditors or any of our affiliates.

(h) Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 12 for additional information on the Company's segment accounting policies.

(i) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company adopted ASU 2020-04, the effect of which was not material to the consolidated financial statements and the notes to the consolidated financial statements.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2025. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. For providing these services, the Investment Adviser receives a fee from us consisting of two components - a base management fee and an incentive fee. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2025 and 2024, we recorded a base management fee of $6.8 million and $5.3 million, respectively, paid by us to the Investment Adviser.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2025 and 2024, we recorded $6.7 million and $7.5 million, respectively, related to incentive fees on net investment income, paid by us to the Investment Adviser.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2025 and 2024, the Company did not pay an incentive fee on capital gains.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2025 and 2024 was zero.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2025 and 2024, we recorded administrative expenses of $0.7 million and $0.4 million, related to expenses the Company incurred for services described above, respectively.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2025 and 2024.

For the three months ended December 31, 2025 and 2024, we sold $132.5 million and $187.7 million in investments to PSSL at fair value, respectively, and recognized $0.3 million and $(0.1) million of net realized gain (losses).

For the three months ended December 31, 2025 and 2024, we sold $196.5 million and zero in investments to PSSL II at fair value, respectively, and recognized $0.4 million and zero of net realized gain (losses).

For the three months ended December 31, 2025 and 2024, we sold no investments to PTSF.

As of December 31, 2025 and September 30, 2025, the Company had a receivable from the Administrator of $0.2 million and $0.3 million, respectively, presented as due from affiliate on the Consolidated Statements of Assets and Liabilities. This amount relates to agency fees collected on behalf of the Company.

As of December 31, 2025 and September 30, 2025, PFLT had a payable to PSSL and the Investment Adviser of zero and $0.7 million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and the Investment Adviser from the Company in connection with trades between the funds and wind down of PTSF.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

4. INVESTMENTS

For the three months ended December 31, 2025 and 2024, purchases of investments, including payment-in-kind ("PIK") interest totaled $302.7 million and $608.3 million, respectively. Sales and repayments of investments for the three months ended December 31, 2025 and 2024, totaled $441.4 million and $401.3 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	December 31, 2025		September 30, 2025
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$2,058,943	$2,033,217	$2,289,071	$2,275,982
First lien in PSSL	237,650	237,650	237,650	237,650
First Lien in PSSL II	39,375	39,375	—	—
Second Lien	996	995	995	995
Subordinate debt	18,504	19,149	17,387	17,986
Equity	148,257	185,414	150,565	196,397
Equity interests in PSSL	163,100	72,690	123,725	44,318
Equity interests in PSSL II	16,875	16,857	—	—
Total investments	2,683,700	2,605,347	2,819,393	2,773,328
Cash and cash equivalents	95,268	95,268	122,684	122,688
Total investments and cash and cash equivalents	$2,778,968	$2,700,615	$2,942,077	$2,896,016

The table below describes investments by industry classification by cost and fair value and enumerates the percentage of the total net asset value in such industries:

Industry Classification	December 31, 2025 (1)				September 30, 2025 (1)
	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage
Professional Services	$222,290	$219,021	10%	21%	$252,226	$248,621	10%	23%
Aerospace and Defense	203,104	212,795	10%	21%	222,607	236,703	10%	22%
Media	177,221	176,321	8%	17%	169,182	169,013	7%	16%
Healthcare Providers and Services	150,158	151,589	7%	15%	195,695	199,549	8%	19%
Business Services	152,611	147,692	7%	14%	171,987	169,086	7%	16%
Diversified Consumer Services	124,871	122,810	5%	12%	121,706	120,861	5%	11%
IT Services	104,780	107,216	5%	10%	123,257	125,392	5%	12%
Personal Products	102,259	98,606	4%	10%	99,851	99,069	4%	9%
Distributors	88,616	94,571	4%	9%	84,194	88,795	4%	8%
Construction & Engineering	87,455	91,726	4%	9%	106,806	110,299	4%	10%
Healthcare Technology	88,972	91,481	4%	9%	103,230	105,500	4%	10%
All Other	81,318	67,204	3%	7%	85,819	74,927	1%	7%
Commercial Services & Supplies	62,433	65,927	3%	6%	70,373	73,060	3%	7%
Government Services	61,335	62,370	3%	6%	28,870	29,837	1%	3%
Leisure Products	57,965	56,422	3%	5%	97,385	95,499	4%	9%
Electronic Equipment, Instruments, and Components	49,483	51,275	2%	5%	43,733	44,241	2%	4%
Automobiles	41,517	39,994	2%	4%	34,935	34,207	1%	3%
High Tech Industries	20,843	34,205	2%	3%	41,135	56,769	2%	5%
Internet Software and Services	34,478	34,193	2%	3%	39,660	40,012	2%	4%
Manufacturing/Basic Industry	31,287	31,257	1%	3%	56,192	56,192	2%	5%
Auto Components	30,493	30,674	1%	3%	31,104	32,224	1%	3%
Healthcare, Education and Childcare	27,976	28,093	1%	3%	36,349	36,530	1%	3%
Consumer Services	29,502	27,911	1%	3%	28,840	28,878	1%	3%
Healthcare Equipment and Supplies	19,852	21,858	1%	2%	29,575	31,850	1%	3%
Building Products	21,152	20,103	1%	2%	20,322	19,964	1%	2%
Software	19,904	19,157	1%	2%	17,716	17,453	1%	2%
Independent Power and Renewable Electricity Producers	14,172	15,345	1%	2%	20,028	21,134	1%	2%
Gaming	14,854	15,066	1%	1%	14,852	14,974	1%	2%
Metals and Mining	14,440	14,447	1%	1%	14,437	14,447	1%	1%
Marketing Services	14,326	14,406	1%	1%	19,307	19,365	1%	2%
Air Freight and Logistics	14,059	13,674	1%	1%	14,122	13,785	1%	1%
Consulting Services	12,737	12,728	0%	1%	12,769	12,761	1%	1%
Food Products	12,651	12,662	0%	1%	12,681	12,602	1%	1%
Capital Equipment	13,625	12,397	0%	1%	13,571	15,106	1%	1%
Media: Diversified and Production	12,512	12,032	0%	1%	12,478	11,534	0%	1%
Consumer products	11,453	11,547	0%	1%	11,024	11,121	0%	1%
Total	$2,226,704	$2,238,775	100%	215%	$2,458,018	$2,491,360	100%	232%

(1) Excludes investments in PSSL and PSSL II

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2025 and September 30, 2025, PSSL had total assets of $1,235.2 million and $1,153.7 million, respectively, and its investment portfolio consisted of investments in 120 and 117 portfolio companies, respectively. As of December 31, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $25.0 million and the five largest investments totaled $110.0 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2025 and September 30, 2025, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $163.1 million ($26.3 million remaining unfunded) and $123.7 million ($65.6 remaining unfunded), respectively. During the three months ended December 31, 2025, the Company made capital contributions of approximately $39.4 million of assets at their most recent fair market value as of the date of the transaction.

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee, provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee constitutes a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

In December 2024, PSSL entered into a $325.0 million (increased from $260.0 million) senior secured revolving credit facility which bears interest at SOFR plus 225 basis points (including a spread adjustment) with Ally Bank through its wholly owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

In January 2021, PSSL completed a $300.7 million debt securitization in the form of a collateralized loan obligation, or the “2032 Asset-Backed Debt”. The 2032 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2032 Asset-Backed Debt matures in January 2032. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO II, Ltd. of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO II, Ltd. transferred to PSSL 100% of the Preferred Shares of PennantPark CLO II, Ltd. and 100% of the Class E Notes issued by PennantPark CLO II, Ltd.

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt matures in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary as of December 31, 2025.

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO VI, LLC, a wholly owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt matures in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Preferred Shares of CLO VI, LLC, all of which were held by PSSL.

In May 2025, PSSL through its wholly owned and consolidated subsidiary, PennantPark CLO VI, LLC closed the refinancing of the 2035 Asset-Backed Debt through a four year reinvestment period, twelve-year final maturity $315.8 million debt securitization or the "2037-R Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $228.0 million of Class A-R Loans, which bears interest at three-month SOFR plus 1.85%, (ii) $18.0 million of Class B-R Loans, which bears interest at three-month SOFR plus 4.50%, (iii) $18.0 million of Class C-R Loans and (iv) $51.8 million of subordinated notes. PSSL retained all of the subordinated notes and Class C-R Loans through a consolidated subsidiary. The maturity of the replacement debt and existing subordinated notes was extended to April 2037.

In April 2025, PSSL through its wholly owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four-year reinvestment period, twelve-year final maturity $301.0 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL retained all of the subordinated notes through a consolidated subsidiary as of December 31, 2025. The reinvestment period for the term debt securitization ends in April 2029 and the debt matures in April 2037. The proceeds from the debt repaid a portion of PSSL's $325.0 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2025	September 30, 2025
Total investments	$1,195,016	$1,084,649
Weighted average cost yield on income producing investments	9.6%	10.1%
Number of portfolio companies in PSSL	120	117
Largest portfolio company investment	$24,965	$20,901
Total of five largest portfolio company investments	$110,044	$99,270

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2025 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 1,422.7% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	8.74%	SOFR+475	19,963	$19,743	$19,913
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.49%	SOFR+550	18,526	18,271	18,711
APT OPCO, LLC	9/29/2025	9/30/2031	Healthcare Providers and Services	8.67%	SOFR+500	12,469	12,402	12,313
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	9.93%	SOFR+626	12,749	12,713	12,749
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.47%	SOFR+575	11,520	11,520	11,520
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	8.84%	SOFR+550	7,601	7,573	7,601
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.47%	SOFR+475	8,978	8,928	8,978
Alpine Acquisition Corp II (4)	10/11/2022	11/30/2026	Containers and Packaging	—	—	13,128	12,990	6,039
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	6/30/2026	Media: Advertising, Printing & Publishing	9.57%	SOFR+590	11,136	11,075	11,136
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	8.84%	SOFR+500	5,940	5,931	5,910
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.42%	SOFR+575	14,862	14,786	14,862
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.22%	SOFR+550	12,369	12,255	12,493
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.42%	SOFR+575	4,962	4,859	4,764
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.17%	SOFR+550	24,965	24,781	24,965
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.47%	SOFR+675	14,887	14,756	14,776
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.42%	SOFR+575	4,838	4,784	4,789
Big Top Holdings, LLC	6/26/2024	3/1/2030	Business Services	8.92%	SOFR+525	14,633	14,430	14,633
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.36%	SOFR+650	8,775	8,714	8,665
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.07%	SOFR+540	14,776	14,699	14,481
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.17%	SOFR+450	4,962	4,939	4,962
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.67%	SOFR+500	4,962	4,894	4,962
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.19%	SOFR+535	437	416	369
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.22%	SOFR+550	18,446	18,345	18,261
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	9.67%	SOFR+600	14,813	14,640	14,813
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.89%	SOFR+590	4,263	4,241	4,210
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	8.67%	SOFR+500	9,900	9,843	9,974
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.22%	SOFR+550	15,052	14,865	14,901
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	9.67%	SOFR+600	9,417	9,344	9,417
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	8.92%	SOFR+525	14,850	14,749	14,598
CF512, Inc.	12/27/2021	8/20/2026	Media	9.98%	SOFR+619	6,466	6,439	6,401
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.17%	SOFR+450	19,787	19,701	19,787
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	11.22%	SOFR+750	6,619	6,472	5,858
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	9.70%	SOFR+576	3,725	3,701	3,725
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	9.08%	SOFR+536	2,041	2,029	2,026
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.07%	SOFR+535	2,567	2,432	2,516
DRS Holdings III, Inc.	1/27/2021	11/1/2028	Consumer Goods: Durable	8.97%	SOFR+525	4,420	4,413	4,464
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.42%	SOFR+475	4,938	4,898	4,938
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	9.14%	SOFR+576	1,343	1,276	1,331
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.64%	SOFR+576	8,333	8,333	5,052
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.17%	SOFR+450	8,753	8,677	8,775
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	8.67%	SOFR+500	7,184	7,157	7,184
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.07%	SOFR+635	12,384	12,312	12,322
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	8.72%	SOFR+500	12,093	11,929	12,093
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.47%	SOFR+575	8,623	8,511	8,623
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	24,511	24,433	24,511
Global Holdings InterCo, LLC	6/8/2021	3/16/2026	Diversified Financial Services	9.33%	SOFR+560	3,344	3,342	3,344
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.42%	SOFR+560	3,675	3,653	3,593
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	9.72%	SOFR+600	6,451	6,332	6,451
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.27%	SOFR+560	2,112	2,102	2,007
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	8.72%	SOFR+500	19,750	19,601	19,602
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.87%	SOFR+500	6,634	6,602	6,634

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	9.19%	SOFR+550	8,230	8,135	8,148
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.80%	SOFR+590	3,441	3,433	3,441
Imagine Acquisitionco, Inc.	3/15/2022	11/16/2027	Software	8.98%	SOFR+510	9,036	8,948	9,036
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	9.67%	SOFR+600	5,952	5,882	5,952
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	8.92%	SOFR+525	8,122	8,069	8,122
Inventus Power, Inc.	7/11/2023	1/15/2026	Consumer Goods: Durable	11.33%	SOFR+761	8,060	8,059	8,060
Kinetic Purchaser, LLC	11/30/2021	11/10/2027	Personal Products	9.82%	SOFR+615	13,492	13,358	10,962
Lash OpCo, LLC	10/14/2021	2/18/2027	Personal Products	10.94%	SOFR+710	15,710	15,619	15,317
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.65%	SOFR+594	7,660	7,660	7,660
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.65%	SOFR+594	2,424	2,396	2,945
Lightspeed Buyer, Inc.	1/27/2021	2/3/2027	Healthcare Providers and Services	8.42%	SOFR+475	16,191	16,153	16,191
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.46%	SOFR+450	2,527	2,491	2,527
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	8.67%	SOFR+500	12,205	12,098	12,144
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.27%	SOFR+560	2,187	2,147	2,176
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	9.12%	SOFR+525	16,873	16,732	16,873
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	8.92%	SOFR+510	8,223	8,173	8,223
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.57%	SOFR+475	6,235	6,171	6,235
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.32%	SOFR+565	2,317	2,300	2,317
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	9.92%	SOFR+625	18,833	18,628	18,833
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.17%	SOFR+550	15,474	15,302	15,474
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	8.92%	SOFR+525	17,890	17,750	17,890
MES Internediate, Inc.	4/11/2023	10/1/2027	Distributors	8.42%	SOFR+475	3,351	3,328	3,351
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	9.71%	SOFR+585	10,325	10,288	10,325
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.02%	SOFR+635	21,005	20,731	20,375
North American Rail Solutions, LLC	8/29/2025	8/29/2031	Manufacturing/Basic Industry	8.42%	SOFR+475	17,456	17,383	17,369
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	8.92%	SOFR+525	16,915	16,787	16,704
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.08%	SOFR+636	15,394	15,283	15,394
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.07%	SOFR+940	2,284	2,275	1,782
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.42%	SOFR+575	14,862	14,668	14,090
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.16%	SOFR+842	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.41%	SOFR+667	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.42%	SOFR+575	3,823	3,781	3,842
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	9.85%	SOFR+625	11,788	11,649	11,505
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	8.77%	SOFR+500	10,905	10,815	10,714
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	8.94%	SOFR+525	19,877	19,744	19,777
PN Buyer, Inc.	9/8/2025	7/31/2031	Professional Services	8.17%	SOFR+450	10,000	9,954	9,950
Pink Lilly Holdco, LLC (4),(5)	11/30/2021	11/9/2027	Textiles, Apparel and Luxury Goods	—	—	8,503	8,414	1,063
Podean Buyer, LLC	8/4/2025	8/4/2031	Marketing Services	9.66%	SOFR+600	4,988	4,942	4,938
Pragmatic Institute, LLC (4)	3/28/2025	3/28/2030	Education	—	—	4,292	4,190	2,608
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.42%	SOFR+575	6,451	6,361	6,516
Puget Collision, LLC	10/3/2025	10/3/2031	Automobiles	8.42%	SOFR+475	15,000	14,918	14,906
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	8.92%	SOFR+525	7,681	7,622	7,443
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.42%	SOFR+575	14,837	14,679	14,689
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	8.99%	SOFR+500	18,718	18,657	18,718
Recteq, LLC	2/24/2021	1/29/2026	Leisure Products	10.07%	SOFR+640	4,763	4,761	4,763
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.17%	SOFR+450	10,490	10,422	10,490
Rosco Parent, LLC	9/9/2025	9/12/2031	Business Services	8.42%	SOFR+475	10,500	10,432	10,421
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.85%	SOFR+625	4,349	4,296	3,914
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.72%	SOFR+600	5,955	5,905	5,955
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.19%	SOFR+550	9,837	9,726	9,591
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	9.87%	SOFR+620	9,158	9,146	9,158
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.17%	SOFR+550	10,280	10,193	10,280
Schlesinger Global, Inc.	9/30/2021	3/31/2027	Business Services	9.82%	SOFR+610	6,711	6,711	6,376
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	9.82%	SOFR+615	4,838	4,794	4,620
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.62%	SOFR+690	20,486	20,221	20,281
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	9.77%	SOFR+600	12,341	12,256	10,848
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	9.15%	SOFR+515	4,018	3,983	4,018

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
STG Distribution, LLC - First Out New Money Term Loans (4)(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	1,973	1,887	1,677
STG Distribution, LLC - Second Out Term Loans (4),(5)	5/22/2025	10/3/2029	Air Freight and Logistics	—	—	4,559	2,562	342
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	8.67%	SOFR+500	14,625	14,563	14,625
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.42%	SOFR+475	14,400	14,317	14,357
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.22%	SOFR+450	2,866	2,831	2,866
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.17%	SOFR+650	19,380	19,146	19,089
Team Services Group, LLC	10/4/2022	12/20/2027	Healthcare and Pharmaceuticals	9.09%	SOFR+525	5,314	5,147	5,292
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.57%	SOFR+590	7,214	7,187	7,214
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.75%	SOFR+475	17,438	17,283	17,333
TPC US Parent, LLC	4/11/2023	2/23/2026	Consumer Goods: Non-Durable	9.89%	SOFR+590	16,313	16,302	16,297
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.47%	SOFR+575	15,830	15,657	15,830
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	8.88%	SOFR+490	14,604	14,545	14,015
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale		—	208	—	6
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	146	146	151
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	9.67%	SOFR+600	12,036	11,895	12,036
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.34%	SOFR+550	5,833	5,924	5,950
Total First Lien Secured Debt							$1,206,530	$1,181,870
Subordinate Debt - 9.2% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	1,641	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	4,052	4,053	4,052
Total Subordinate Debt							$7,671	$7,634
Equity Securities - 6.6% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,322
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	808
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	3,118
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	264
Total Equity Securities							$10,226	$5,512
Total Investments - 1,438.5% of Net Assets (6)(7)							$1,224,427	$1,195,016

Cash Equivalents - 22.7% of Net Assets
BlackRock Federal FD Institutional 81 ( Money Market Fund)				3.69%			$3,715	$3,715
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				3.64%			3,635	3,635
JP Morgan USD Liquidity Inst (Money Market Fund)				3.81%			4,293	4,293
JP Morgan US Government Fund (Money Market Fund)				3.61%			2,206	2,206
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.71%			5,014	5,014
Total Cash Equivalents							$18,863	$18,863
Cash - 17.9% of Net Assets
Cash							$14,853	$14,853
Total Cash							$14,853	$14,853
Total Investments, Cash Equivalents, and Cash —1,479.1% of Net Assets							$1,258,143	$1,228,732
Liabilities in Excess of Other Assets — (1,379.1)% of Net Assets								(1,145,657)
Members' Equity—100.0%								$83,075

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2037-R Asset-Backed Debt and are not held through PennantPark CLO VI, Ltd, 3) do note secure the 2036 Asset-Backed Debt and are not held through PennantPark CLO II, Ltd. and, 4) do not secure the 2037 Asset-Backed Debt and are held through PennantPark CLO 12, LLC.
(6)
As of December 31, 2025, all investments were in U.S Companies and total cost, fair value, percentage of Net Assets for the U.S Companies were $1,224.4 million, $1,195.0 million and 1,438.5%.
(7)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

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

DECEMBER 31, 2025

(Unaudited)

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.91%	SOFR+575	15,880	15,694	16,005
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,238
Urology Management Holdings, Inc.	4/11/2023	6/15/2027	Healthcare and Pharmaceuticals	9.66%	SOFR+550	6,753	6,718	6,753
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale	—	—	353	—	12
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	134	134	136
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	10.00%	SOFR+600	12,066	11,914	11,946
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.81%	SOFR+550	5,847	5,947	5,964
Total First Lien Secured Debt							$1,083,891	$1,066,863
Subordinate Debt - 14.8% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	1,628	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	3,932	3,932	3,932
Total Subordinate Debt							$7,537	$7,514
Equity Securities - 20.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,740
Lucky Bucks, LLC - Common Equity	12/1/2023	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	392
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	1,037
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	4,593
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	2,510
Total Equity Securities							$12,288	$10,272
Total Investments - 2,141.5% of Net Assets (6)(8)							$1,103,716	$1,084,649

Cash Equivalents - 94.5% of Net Assets
BlackRock Federal FD Institutional 81 ( Money Market Fund)				4.11%			$12,475	$12,475
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				4.02%			4,265	4,265
JP Morgan USD Liquidity Inst (Money Market Fund)				4.10%			14,682	14,682
JP Morgan US Government Fund (Money Market Fund)				4.02%			10,539	10,539
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.10%			5,909	5,909
Total Cash Equivalents							$47,870	$47,870
Cash - 27.0% of Net Assets
Cash							$13,690	$13,690
Total Cash							$13,690	$13,690
Total Investments, Cash Equivalents, and Cash —2,263.0% of Net Assets							$1,165,276	$1,146,209
Liabilities in Excess of Other Assets — (2,163.0)% of Net Assets								(1,095,559)
Members' Equity—100.0%								$50,650

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL ($ in thousands):

	December 31, 2025
	(Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,224,427 and $1,103,716, respectively)	$1,195,016	$1,084,649
Cash equivalents (cost—$18,863 and $47,870, respectively)	18,863	47,870
Cash (cost—$14,853 and $13,690, respectively)	14,853	13,690
Interest receivable	4,177	4,138
Receivable for investments sold	37	838
Due from affiliate	96	208
Prepaid expenses and other assets	2,142	2,296
Total assets	1,235,184	1,153,689
Liabilities
Credit facility payable	130,500	74,500
2036 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,269 and $1,341, respectively)	244,731	244,659
2037 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,818 and $1,904, respectively)	244,182	244,096
2037-R Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $2,407 and $2,518, respectively)	243,593	243,481
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,802	16,868
Interest payable on notes to members	6,545	6,788
Accrued expenses	1,130	997
Due to affiliate	25	50
Total liabilities	1,152,108	1,103,039
Members' equity	83,076	50,650
Total liabilities and members' equity	$1,235,184	$1,153,689

(1)
As of December 31, 2025 and September 30, 2025, PSSL had unfunded commitments to fund investments of $0.2 and $0.4 million, respectively.

Below are the Consolidated Statements of Operations for PSSL ($ in thousands):

	Three Months Ended December 31,
	2025	2024
Investment income:
Interest	$29,167	$29,425
Other income	306	583
Total investment income	29,473	30,008
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	14,302	14,085
Interest expense on notes to members	8,312	8,853
Administration fees	758	668
General and administrative expenses	463	493
Total expenses	23,835	24,099
Net investment income	5,638	5,909
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(2,176)	1,333
Net change in unrealized appreciation (depreciation) on investments	(10,386)	(10,890)
Net realized and unrealized gain (loss) on investments	(12,562)	(9,557)
Net increase (decrease) in members' equity resulting from operations	$(6,924)	$(3,648)

(1) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statement of Operations. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management on a quarterly basis.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane ("HL") formed PSSL II, an unconsolidated joint venture. PSSL II invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II invests in portfolio companies in the same industries in which we may directly invest. PSSL II commenced operations on November 18, 2025. As of December 31, 2025, PSSL II had total assets of $201.7 million and its investment portfolio consisted of investments in 41 portfolio companies. As of December 31, 2025, at fair value, the largest investment in a single portfolio company in PSSL II was $7.0 million and the five largest investments totaled $34.9 million. PSSL II invests in portfolio companies in the same industries in which we may directly invest.

We and HL have committed to invest up to $200.0 million in the aggregate in the PSSL II, with the Company committing to invest up to $150.0 million and HL committing to invest up to $50.0 million. Investments by each of the Company and HL are made in the form of membership interests and secured notes. The Company's commitment consists of $105.0 million in secured notes and $45.0 million in membership interests. HL's commitment consists of $35.0 million in secured notes and $15.0 million in membership interests. All material decisions regarding PSSL II must be submitted to its board of managers, which is comprised of an equal number of representatives from each of the Company and HL. Further, all portfolio and other material decisions require the affirmative vote of at least one board member designated by the Company and one board member from HL.

We and HL provide capital to PSSL II in the form of secured notes and equity interests. As of December 31, 2025, our investment in PSSL II consisted of secured notes of $39.4 million ($65.6 million remaining unfunded) and equity interests of $16.9 million ($28.1 million remaining unfunded). During the three months ended December 31, 2025, the Company made capital contributions of approximately $56.2 million of assets at their most recent fair market value as of the date of the transaction.

In November 2025, PSSL II entered into a $150.0 million revolving credit facility which bears all-in interest rate at SOFR plus 1.85% with Goldman Sachs Bank USA through its wholly owned subsidiary, PSSL II SPV LLC, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL II's portfolio at fair value:

($ in thousands)	December 31, 2025
Total investments	$193,151
Weighted average cost yield on income producing investments	9.0%
Number of portfolio companies in PSSL II	41
Largest portfolio company investment	$6,983
Total of five largest portfolio company investments	$34,905

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Below is a listing of PSSL II’s individual investments as of December 31, 2025 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 859.4% of Net Assets
ACP Avenu Buyer, LLC	11/19/2025	10/2/2029	IT Services	8.74%	SOFR+475	7,000	6,943	6,983
ACP Falcon Buyer, Inc.	11/18/2025	8/1/2029	Internet Software and Services	9.49%	SOFR+550	816	824	825
APT OPCO, LLC	11/18/2025	9/30/2031	Healthcare Providers & Services	8.67%	SOFR+500	4,988	4,926	4,925
Archer Lewis, LLC	11/18/2025	8/28/2029	Professional Services	9.75%	SOFR+575	1,130	1,130	1,130
Beacon Behavioral Support Services, LLC	11/18/2025	6/21/2029	Healthcare Providers & Services	9.17%	SOFR+550	5,079	5,030	5,079
Big Top Holdings, LLC	11/18/2025	3/1/2030	Construction and Engineering	8.92%	SOFR+525	6,982	6,982	6,982
BLC Holding Company, Inc.	11/18/2025	11/20/2030	Commercial Services & Supplies	8.17%	SOFR+450	3,791	3,791	3,791
Boss Industries, LLC	11/18/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.71%	SOFR+500	5,853	5,853	5,853
By Light Professional IT Services, LLC	11/19/2025	7/15/2031	Aerospace and Defense	9.22%	SOFR+550	7,000	6,947	6,930
Carisk Buyer, Inc.	11/21/2025	12/3/2029	Healthcare Technology	8.67%	SOFR+500	5,877	5,877	5,921
Case Works, LLC	11/18/2025	10/1/2029	Professional Services	8.92%	SOFR+525	4,480	4,379	4,404
Commercial Fire Protection Holdings, LLC	11/18/2025	9/23/2030	Commercial Services & Supplies	8.17%	SOFR+450	6,982	6,982	6,982
Crane 1 Services, Inc.	11/18/2005	8/16/2027	Commercial Services & Supplies	9.08%	SOFR+536	2,517	2,500	2,498
EDS Buyer, LLC	11/18/2025	1/10/2029	Aerospace and Defense	8.17%	SOFR+450	1,975	1,980	1,980
Emergency Care Partners, LLC	11/20/2025	10/18/2027	Healthcare Providers & Services	8.67%	SOFR+500	6,282	6,282	6,282
ETE Intermediate II, LLC	11/18/2025	5/29/2029	Auto Components	8.72%	SOFR+500	975	975	975
GGG MIDCO, LLC	11/18/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	6,982	6,982	6,982
Harris & Co, LLC	11/18/2025	8/9/2030	Professional Services	8.72%	SOFR+500	6,982	6,982	6,930
HEC Purchaser Corp.	11/18/2025	6/17/2029	Health Care Equipment & supplies	8.67%	SOFR+500	5,000	5,000	5,000
Hills Distribution, Inc.	12/2/2025	11/8/2029	Distributors	9.19%	SOFR+550	1,501	1,500	1,486
MBS Holdings, Inc.	11/19/2025	4/16/2027	Internet Software and Services	8.92%	SOFR+510	5,132	5,132	5,132
Medina Health, LLC	11/18/2025	10/20/2028	Healthcare and Pharmaceuticals	9.92%	SOFR+625	3,314	3,323	3,314
MES Intermediate, Inc.	11/19/2025	10/1/2027	Distributors	8.42%	SOFR+475	4,691	4,691	4,691
North American Rail Solutions	11/21/2025	8/29/2031	Road and Rail	8.42%	SOFR+475	7,000	6,966	6,965
OSP Embedded Purchaser, LLC	11/18/2025	12/17/2029	Aerospace and Defense	9.42%	SOFR+575	6,982	6,874	6,619
PCS MIDCO, Inc.	11/25/2025	3/1/2030	Professional Services	9.42%	SOFR+575	2,615	2,628	2,628
PD Tri-State Holdco, LLC.	11/19/2025	10/14/2030	Diversified Consumer Services	8.92%	SOFR+525	2,970	2,944	2,952
Pacific Purchaser, LLC	11/18/2025	10/2/2028	Professional Services	9.85%	SOFR+625	2,205	2,182	2,152
PAR Excellence Holdings, Inc.	11/18/2025	9/3/2030	Healthcare Technology	8.74%	SOFR+500	6,982	6,915	6,860
Project Granite Buyer, Inc.	11/18/2025	12/31/2030	Professional Services	9.42%	SOFR+575	3,944	3,983	3,983
Puget Collision, LLC	11/18/2025	10/3/2031	Automobiles	8.42%	SOFR+475	7,000	6,957	6,956
Rancho Health MSO, Inc.	11/18/2025	6/20/2029	Healthcare Providers & Services	8.99%	SOFR+500	6,862	6,862	6,862
Sath Industries, LLC	11/18/2025	12/17/2029	Building Products	9.17%	SOFR+550	3,346	3,346	3,346
Sigma Defense Systems, LLC	11/18/2025	12/20/2027	Aerospace and Defense	10.62%	SOFR+690	6,969	6,969	6,899
Smartronix, LLC	12/3/2025	2/6/2032	Aerospace and Defense	8.42%	SOFR+450	5,970	5,947	5,885
Systems Planning And Analysis, Inc.	11/20/2025	8/16/2027	Aerospace and Defense	8.46%	SOFR+475	6,997	6,945	6,976
TMII Enterprises, LLC	11/18/2025	12/22/2028	Professional Services	8.22%	SOFR+450	1,975	1,975	1,975
The Bluebird Group, LLC	11/18/2025	7/28/2026	Professional Services	9.57%	SOFR+590	5,042	5,042	5,042
The Vertex Companies, LLC	11/18/2025	8/31/2028	Construction and Engineering	8.82%	SOFR+510	6,982	6,969	6,941
Transgo, LLC	11/18/2025	12/29/2028	Auto Components	9.47%	SOFR+575	594	597	594
Tyto Athene, LLC	11/26/2025	4/3/2028	IT Services	8.88%	SOFR+490	4,626	4,520	4,441
Total First Lien Secured Debt							$193,632	$193,151

Total Investments - 859.4% of Net Assets (3)(4)							$193,632	$193,151

Cash Equivalents - 0.1% of Net Assets
BlackRock Federal FD Instl 81				3.69%			$2	$2
Total Cash Equivalents							$2	$2
Cash - 30.2% of Net Assets
Cash							$6,775	$6,775
Total Cash							$6,775	$6,775
Total Investments, Cash Equivalents, and Cash —889.6% of Net Assets							$200,409	$199,928
Liabilities in Excess of Other Assets — (789.6)% of Net Assets								(177,453)
Members' Equity—100.0%								$22,475

——————————————————

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
(2)
Valued based on PSSL II’s accounting policy.
(3)
As of December 31, 2025, all investments were in U.S Companies, and total cost, fair value, percentage of Net Assets for the U.S Companies were $193.6 million, $193.2 million and 859.4%.
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL II ($ in thousands):

December 31, 2025
(Unaudited)
Assets
Investments at fair value (amortized cost—$193,632)	$193,151
Cash equivalents (cost—$2)	2
Cash (cost—$6,775)	6,775
Interest receivable	401
Prepaid expenses and other assets	1,347
Total assets	201,676
Liabilities
Credit facility payable	125,000
Notes payable to members	52,500
Interest payable on credit facility	777
Interest payable on notes to members	780
Accrued expenses	144
Total liabilities	179,201
Members' equity	22,475
Total liabilities and members' equity	$201,676

—————————————————

(1)
As of December 31, 2025, PSSL II had unfunded commitments to fund investments of zero.

Below are the Consolidated Statements of Operations for PSSL II ($ in thousands):

For the period November 18, 2025 (commencement of operations) through December 31, 2025
Investment income:
Interest	$2,201
Other income	7
Total investment income	2,208
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	827
Interest expense on notes to members	781
Administration fees	61
General and administrative expenses	83
Total expenses	1,752
Net investment income	456
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	(481)
Net realized and unrealized gain (loss) on investments	(481)
Net increase (decrease) in members' equity resulting from operations	$(25)

—————————————————

(1) No management or incentive fees are payable by PSSL II. If any fees were to be charged, they would be separately disclosed in the Consolidated Statement of Operations. PSSL II pays the Administrator an annual fee of 0.25% of the total assets under management on a quarterly basis.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, including our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt, and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments use a market-based valuation technique which values such assets using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. In accordance with ASC 820, we do not categorize any investments for which fair value is measured using net asset value per share as a practical expedient within the fair value hierarchy.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at December 31, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$105,885	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	2,185,345	Market Comparable	Market yield	4.0% - 27.3% (10.1%)
First lien	18,160	Enterprise Market Value	EBITDA multiple	7.5x - 8.0x (7.7x)
First lien	852	Market Comparable	Revenue multiple	0.3x
Second Lien	995	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt	18,610	Market Comparable	Market yield	1.4% - 25.3% (17.7%)
Subordinated debt	539	Enterprise Market Value	EBITDA multiple	14.5x
Equity	185,414	Enterprise Market Value	EBITDA multiple	0.3x - 16.8x (11.0x)
Total Level 3 investments	$2,515,800
Long-Term Credit Facility	$488,859	Market Comparable	Market yield	5.3%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

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

Our investments, cash and cash equivalents, Credit Facility, 2026 Notes, 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at December 31, 2025
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$2,310,242	$—	$—	$2,310,242	$—
Second Lien and Subordinate debt	20,144	—	—	20,144	—
Equity	274,961	—	—	185,414	89,547
Total investments	2,605,347	—	—	2,515,800	89,547
Cash equivalents	40,143	40,143	—	—	—
Total investments and cash equivalents	$2,645,490	$40,143	$—	$2,515,800	$89,547
Long Term Credit Facility payable	$488,859	$—	$—	$488,859	$—
2026 Notes payable(2)	184,803	—	184,803	—	—
2036 Asset-Backed Debt(2)	284,762	—	—	284,762	—
2036-R Asset-Backed Debt(2)	286,561	—	—	286,561	—
2037 Asset-Backed Debt (2)	387,025	—	—	387,025	—
Total debt	$1,632,010	$—	$184,803	$1,447,207	$—

———————————————

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investments in PSSL and PSSL II are measured using net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2037 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

	Fair Value at September 30, 2025
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$2,513,631	$—	$—	$2,513,631	$—
Second lien and Subordinate debt	18,981	—	—	18,981	—
Equity	240,716	—	—	196,398	44,318
Total investments	2,773,328	—	—	2,729,010	44,318
Cash equivalents	40,729	40,729	—	—	—
Total investments and cash equivalents	$2,814,057	$40,729	$—	$2,729,010	$44,318
Long Term Credit Facility payable	$683,837	$—	$—	$683,837	$—
2026 Notes payable(2)	184,609	—	184,609	—	—
2036 Asset-Backed Debt(2)	284,627	—	—	284,627	—
2036-R Asset-Backed Debt(2)	265,366	—	—	265,366	—
2037 Asset-Backed Debt(2)	358,331	—	—	358,331	—
Total debt	$1,776,770	$—	$184,609	$1,592,161	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investments in PSSL is measured using net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3)

($ in thousands):

	Three Months Ended December 31, 2025
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$2,513,631	$215,379	$2,729,010
Net realized gain (loss)	597	871	1,468
Net change in unrealized appreciation (depreciation)	(12,638)	(8,632)	(21,270)
Purchases, PIK interest, net discount accretion and non-cash exchanges	150,963	1,460	152,423
Sales, repayments and non-cash exchanges	(342,311)	(3,520)	(345,831)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$2,310,242	$205,558	$2,515,800
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(12,483)	$(7,973)	$(20,456)

	Three Months Ended December 31, 2024
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,746,697	$171,142	$1,917,839
Net realized gain (loss)	634	26,040	26,674
Net change in unrealized appreciation (depreciation)	(7,513)	(13,600)	(21,113)
Purchases, PIK interest, net discount accretion and non-cash exchanges	597,859	16,121	613,980
Sales, repayments and non-cash exchanges	(373,901)	(27,399)	(401,300)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,963,776	$172,304	$2,136,080
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(2,261)	$6,964	$4,703

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Three Months ended December 31,
Long-Term Credit Facility	2025	2024
Beginning balance (cost – $683,855 and $443,855, respectively)	$683,837	$443,880
Net change in unrealized (depreciation) appreciation included in earnings	22	(89)
Borrowings	27,000	165,000
Repayments	(222,000)	—
Ending balance (cost – $488,855 and $608,855, respectively)	$488,859	$608,791

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

As of December 31, 2025, we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S. dollar borrowings as of December 31, 2025 (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,459	1/2/26	4

As of September 30, 2025 we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S dollar borrowings as of September 30, 2025. (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,437	10/1/2025	(18)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $0.5 million of expenses relating to amendment costs on the Credit Facility for the three months ended December 31, 2025 and we did not incur any expenses relating to amendment costs on the Credit Facility during the three months ended December 31, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt.

For the three months ended December 31, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than ($0.1) million. For the three months ended December 31, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of $0.1 million. As of December 31, 2025 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2025 and 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2025	Gross Additions	Gross Reductions	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income	Dividend/ Other Income
Controlled Affiliates
PennantPark Senior Secured Loan Fund II LLC **	$—	$56,250	$—	$—	$(18)	$56,232	$572	$—
PennantPark Senior Secured Loan Fund I LLC *	281,968	39,375	—	—	(11,003)	310,340	7,273	4,944
Total Controlled Affiliates	$281,968	$95,625	$—	$—	$(11,021)	$366,572	$7,845	$4,944

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

* We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in PSSL in the form of first lien secured debt and equity interests, and all portfolio and other material decisions regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise

** We and HL are the members of PSSL II, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL II make investments in PSSL II in the form of first lien secured debt and equity interests, and all portfolio and other material decisions regarding PSSL II must be submitted to PSSL II’s board of directors or investment committee, both of which are comprised of equal number of representatives from each the Company and HL. Because management of PSSL II is shared equally between us and HL, we do not believe we control PSSL II for purposes of the 1940 Act or otherwise.

Name of Investment	Fair Value at September 30, 2024	Gross Additions	Gross Reductions	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income	Dividend/ Other Income
Controlled Affiliates
Marketplace Events, LLC**	$57,107	$4,214	$(62,477)	$25,493	$(24,337)	$—	$5,062	$306
PennantPark Senior Secured
Loan Fund I LLC *	294,128	—	—	—	(7,567)	286,561	7,746	4,375
Total Controlled Affiliates	$351,235	$4,214	$(62,477)	$25,493	$(31,904)	$286,561	$12,808	$4,681

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended December 31,
	2025	2024
Numerator for net increase in net assets resulting from operations	(3,578)	28,329
Denominator for basic and diluted weighted average shares	99,217,896	81,663,331
Basic and diluted net increase in net assets per share resulting from operations	(0.04)	0.35

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which depends upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2025, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $40.1 million and $55.1 million, respectively. As of September 30, 2025, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $40.7 million and $82.0 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Three Months Ended December 31,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$10.83	$11.31
Net investment income (1)	0.27	0.37
Net change in realized and unrealized gain (loss) (1)	(0.30)	(0.02)
Net increase (decrease) in net assets resulting from operations (1), (7)	(0.04)	0.35
Distributions to stockholders (1), (2)	(0.31)	(0.31)
Accretive effect of common stock issuance	—	(0.01)
Net asset value, end of period (7)	$10.49	$11.34
Per share market value, end of period	$9.27	$10.93
Total return *(3)	7.79%	-2.87%
Shares outstanding at end of period	99,217,896	84,855,896
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.94%	6.34%
Ratio of debt related expenses to average net assets** (5)	10.25%	9.66%
Ratio of total expenses to average net assets** (5)	16.19%	16.00%
Ratio of net investment income to average net assets** (5)	10.15%	12.95%
Net assets at end of period	$1,040,429	$962,651
Weighted average debt outstanding	$1,746,661	$1,277,742
Weighted average debt per share (1)	$17.60	$15.65
Asset coverage per unit (6)	$1,635	$1,714
Portfolio turnover rate*	11.28%	17.69%

Note: The expense and investment income ratios above do not reflect the Company's proportionate share of income and expenses of PSSL, PSSL II, and PTSF II (prior to becoming a wholly owned consolidated subsidiary)

* Not annualized for periods less than one year.

** Re-occurring investment income and expenses included in these ratios are annualized for periods less than one year.

(1)
Based on the weighted average shares outstanding for the respective periods.
(2)
The tax status of distributions is calculated in accordance with U.S federal income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)
Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)
Total expenses excluding debt-related costs.
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
(7)
Does not foot due to rounding, as applicable.

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2025 and 2024, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.2% and 7.0%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2025 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 160%, respectively.

Credit Facility

As of December 31, 2025, the Credit Facility had commitments $768.0 million (increased from $718.0 million in November 2025) and an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of December 31, 2025 and September 30, 2025, Funding I had $488.9 million and $683.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 5.9% and 6.3%, exclusive of the fee on undrawn commitments as of December 31, 2025 and September 30, 2025, respectively. As of December 31, 2025 and September 30, 2025, Funding I had $279.1 million and $34.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

In November 2025, the Credit Facility was amended. The terms of the amendment increased the aggregate commitment amounts of the lenders party to the Credit Facility from $718.0 million to $768.0 million, pricing under the Credit Facility remains at SOFR plus 200 basis points.

The Credit Facility contains customary covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2025, we were in compliance with the covenants relating to the Credit Facility.

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

2026 Notes

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185.0 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all of our existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

On July 25, 2024, the Company closed the refinancing of the 2031Asset-Backed Debt and upsize of a four-year reinvestment period and twelve-year final maturity $351.0 million debt securitization in the form of a collateralized loan obligation (the “2036-R Asset-Backed Debt”). The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203.0 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12.0 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21.0 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the Issuer of $64.0 million of subordinated notes pursuant to the Indenture and (C) the borrowing by the Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, dated the closing date, by and among the Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The Replacement Debt matures in July 2036. The Replacement Debt was 100% funded at closing.

The obligations of the Issuers under the replacement are non-recourse to the Company. As of September 30, 2025, the Company retained the D-R Notes and the Subordinated Notes through a consolidated subsidiary. On October 29, 2025 the Company sold $21.0 million of initially retained D-R Notes, to a third party. As of December 31, 2025, the Company no longer consolidates the D-R Notes. As of December 31, 2025 and September 30, 2025, the Company had $287.0 million and $266.0 million, respectively of external, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and 6.2%, respectively. As of December 31, 2025 and September 30, 2025, the unamortized fees on the 2036-R Asset-Backed Debt were $0.4 million and $0.6 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

2036 Asset-Backed Debt

In February 2024, the Company completed the $350.6 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 2.30%, (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21.0 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bear interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2025

(Unaudited)

and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The Debt is scheduled to mature on April 18, 2036.

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of December 31, 2025 and September 30, 2025, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 6.7% and 7.1%, respectively. As of December 31, 2025, and September 30, 2025, the unamortized fees on the 2036 Asset-Backed Debt were $2.2 million and $2.4 million, respectively.

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

The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation. As of September 30, 2025, the Company retained the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Asset-Backed Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029.

In November 2025 the Company sold $28.5 million of initially retained BBB-(sf) Class D Notes, to a third party. As of December 31, 2025, the Company no longer consolidates the BBB-(sf) Class D Notes.

As of December 31, 2025 and September 30, 2025, the Company had $389.5 million and $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.6% and 5.9%, respectively. As of December 31, 2025 and September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.5 million and $2.7 million, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2025 and September 30, 2025, we had $594.0 million and $603.7 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $26.3 million and $65.6 million to PSSL as of December 31, 2025 and September 30, 2025, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee. Additionally, the Company had unfunded commitments of $93.8 million to PSSL II as of December 31, 2025, that may be contributed primarily for the purpose of funding new investments approved by the PSSL II board of directors or investment committee.

12. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with a principal investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company's Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company's net increase (decrease) in net assets resulting from operations ("Net Income") and net investment income ("NII"). The CODM utilizes Net Income and NII as the key metrics in determining the amount of dividends to be distributed to the Company's stockholders. As the Company's operations comprise of single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as 'total assets" and significant segment expenses are listed on accompanying consolidated statements of operations.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital, Ltd. and its subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2025 and 2024, and cash flows for the three month periods ended December 31, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 24, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

February 9, 2026

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended December 31, 2025 and 2024, as indicated in our report dated February 9, 2026; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, is incorporated by reference in Registration Statement No.333-279726 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

February 9, 2026

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

•
the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies.

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

•
our expected financings and investments and ability to fund capital commitments to PSSL and PSSL II;

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

Overview

PennantPark Floating Rate Capital Ltd. (the "Company," "we," "our" or "us") is a business development company ("BDC") whose principal objectives are to generate both current income and capital appreciation while seeking to preserve capital by investing primarily in floating rate loans and other investments made to U.S. middle-market companies.

We believe that floating rate loans to U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We use the term “middle-market” to refer to companies with annual revenues between $50.0 million and $1.0 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured floating rate loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our managed assets will be invested in floating rate loans and other investments bearing a variable-rate of interest. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt and subordinated debt and, to a lesser extent, equity investments. We seek to create a carefully constructed portfolio by generally targeting an investment size between $5.0 million and $30.0 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. Our board of directors, a majority of whom are independent of us and the Investment Adviser, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

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

•
expenses incurred by the Investment Adviser in performing due diligence and reviews of investments, including expenses incurred by the Investment Adviser payable to third parties, (including agents and consultants) in monitoring financial and legal affairs for the Company's and in monitoring the Company's investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of December 31, 2025, our portfolio totaled $2,605.3 million, and consisted of $2,310.2 million of first lien secured debt (including $237.7 million in PSSL and $39.4 million in PSSL II), $20.1 million of second lien secured debt and subordinated debt and $275.0 million of preferred and common equity (including $72.7 million in PSSL and $16.9 million in PSSL II). As of December 31, 2025, our debt portfolio consisted of approximately 99% variable-rate investments. As of December 31, 2025, we had four portfolio companies on non-accrual, representing 0.5% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. As of December 31, 2025, the portfolio had net unrealized depreciation of $78.4 million. Our overall portfolio consisted of 160 companies with an average investment size of $16.3 million and had a weighted average yield on debt investments of 9.9%, and was invested 89%in first lien secured debt (including 9% in PSSL and 2% in PSSL II), less than 1% in second lien and subordinate debt and 11% in preferred and common equity (including 3% in PSSL and 1% in PSSL II). As of December 31, 2025, over 98% of the investments held by PSSL were first lien secured debt. As of December 31, 2025, 100% of the investments held by PSSL II were first lien secured debt.

As of September 30, 2025, our portfolio totaled $2,773.3 million and consisted of $2,513.6 million of first lien secured debt (including $237.7 million in PSSL), $19.0 million of second lien secured debt and subordinated debt and $240.7 million of preferred and common equity (including $44.3 million in PSSL). Our debt portfolio consisted of approximately 99% variable-rate investments. As of September 30, 2025, we had three portfolio companies on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2025, the portfolio had net unrealized depreciation of $46.1 million. Our overall portfolio consisted of 164 companies with an average investment size of $16.9 million, had a weighted average yield on debt investments of 10.2%, and was invested 90% in first lien secured debt (including 9% in PSSL), 1% in second lien secured debt and subordinated debt and 9% in preferred and common equity (including 2% in PSSL). As of September 30, 2025, over 98% of the investments held by PSSL were first lien secured debt.

For the three months ended December 31, 2025, we invested $301.0 million in four new and 51 existing portfolio companies at a weighted average yield on debt investments of 10.0%. For the three months ended December 31, 2025, sales and repayments of investments totaled $441.4 million, including $132.5 million of sales to PSSL and $196.5 million of sales to PSSL II.

For the three months ended December 31, 2024, we invested $606.9 million in 11 new and 58 existing portfolio companies at a weighted average yield on debt investments of 10.3%. For the three months ended December 31, 2024, sales and repayments of investments totaled $401.3 million, including $187.7 million of sales to PSSL.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2025, PSSL’s portfolio totaled $1,195.0 million and consisted of 120 companies with an average investment size of $10.0 million and at a weighted average yield on debt investments of 9.6%. As of September 30, 2025, PSSL’s portfolio totaled $1,084.6 million, consisted of 117 companies with an average investment size of $9.3 million and at a weighted average yield on debt investments of 10.1%.

For the three months ended December 31, 2025, PSSL invested $133.8 million (including $132.5 million purchased from the Company) in four new and 17 existing portfolio companies at a weighted average yield on debt investments of 9.4%. Sales and repayments of investments for the three months ended December 31, 2025 totaled $12.4 million.

For the three months ended December 31, 2024, PSSL invested $224.9 million (including $187.7 million purchased from the Company) in 17 new and eight existing portfolio companies at a weighted average yield on debt investments of 10.3%. For the three months ended December 31, 2024, sales and repayments of investments totaled

$86.6 million.

PennantPark Senior Secured Loan Fund II LLC

As of December 31, 2025, PSSL II’s portfolio totaled $193.2 million and consisted of 41 companies with an average investment size of $4.7 million and at a weighted average yield on debt investments of 9.0%.

For the three months ended December 31, 2025, PSSL II invested $196.5 million (including $196.5 million purchased from the Company) in 42 new and zero existing portfolio companies at a weighted average yield on debt investments of 9.3%. Sales and repayments of investments for the three months ended December 31, 2025 totaled $2.9 million.

At-the-Market Offering

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500.0 million under an at-the-market offering program (the "2024 ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three months ended December 31, 2025 we did not issue any shares of our common stock under the ATM Programs. During the three months ended December 31, 2024 we issued 7,276,000 shares of our common stock under the ATM Programs. During the three months ended December 31, 2024, shares were issued at a weighted average price of $11.30 per share, resulting in net proceeds of $82.2 million after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. During the quarter ended December 31, 2025 and 2024, we incurred zero and less than $0.1 million, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of December 31, 2025 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2025 Annual Report on Form 10-K during the three months ended December 31, 2025.

Investment Valuations

We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there are no readily available market values, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt, and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the boards of directors to assess periodically material valuation risks and take steps to manage those risks. The rule also permits boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. We came into compliance with Rule 2a-5 under the 1940 Act before the compliance date. While our board of directors has not elected to designate the Investment Adviser as the valuation designee as of the date of this report, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $0.5 million of expenses relating to amendment costs on the Credit Facility during the three months ended December 31, 2025 and we did not incur expenses relating to amendment costs on the Credit Facility during the three months ended, December 31, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt.

For the three months ended December 31, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than ($0.1) million. For the three months ended December 31, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of $0.1 million. As of December 31, 2025 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three months ended December 31, 2025, we recorded a provision for taxes on net investment income of $0.2 million pertaining to federal excise tax. For the three months ended December 31, 2024, we recorded a provision for taxes on net investment income of $0.2 million pertaining to federal excise tax.

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

For the three months ended December 31, 2025, the Company recorded a provision for taxes of $0.6 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three months ended December 31, 2024, the Company recorded a provision for taxes of $0.6 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2025, and September 30, 2025, $1.2 million and $1.9 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2025 and 2024, the Company recorded a provision for taxes of zero and $0.1 million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three months ended December 31, 2025 and 2024, the Company paid zero and zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2025 and 2024.

Investment Income

For the three months ended December 31, 2025, investment income was $70.1 million, which was attributable to $64.2 million from first lien secured debt and $5.9 million from other investments, respectively. For the three months ended December 31, 2024, investment income was $67.0 million, which was attributable to $61.0 million from first lien secured debt and $6.0 million from other investments, respectively. The increase in investment income for the three months ended December 31, 2025, was primarily due to the increase in the size of our debt portfolio.

Expenses

For the three months ended December 31, 2025, expenses totaled $43.5 million and were comprised of: $27.2 million of debt related interest and expenses, $6.8 million of base management fees, $6.7 million of performance-based incentive fees, and $2.1 million of general and administrative expenses, $0.2 million of taxes and $0.5 million in Credit Facility amendment costs. For the three months ended December 31, 2024, expenses totaled $37.0 million and were comprised of; $22.4 million of debt related interest and expenses, $5.3 million of base management fee, $7.5 million of performance-based incentive fee, $1.7 million of general and administrative expenses, $0.2 million of taxes. The increase in expenses for the three months ended December 31, 2025, was primarily due to the increase in interest expense from increased borrowings as a result of the increase in our investment portfolio.

Net Investment Income

For the three months ended December 31, 2025, net investment income totaled $26.6 million or $0.27 per share. For the three months ended December 31, 2024, net investment income totaled $30.0 million or $0.37 per share. The decrease in net investment income for the three months ended December 31, 2025, was primarily due to an increase in interest expense and one time credit facility amendment costs.

Net Realized Gains or Losses

For the three months ended December 31, 2025, net realized gains (losses) totaled $1.5 million. For the three months ended December 31, 2024, net realized gains (losses) totaled $26.7 million. The change in net realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which investments were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three months ended December 31, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $(32.3) million. For the three months ended December 31, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $(29.0) million. As of December 31, 2025 and September 30, 2025, our net unrealized appreciation (depreciation) on investments totaled $(78.4) million and $(46.1) million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments, and realization of investments.

For the three months ended December 31, 2025, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million. For the three months ended December 31, 2024, our Credit Facility had a net change in unrealized appreciation (depreciation) of $0.1 million. As of December 31, 2025 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled zero, respectively. The net change in net unrealized (appreciation) or depreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three months ended December 31, 2025, net increase (decrease) in net assets resulting from operations totaled $(3.6) million or $(0.04) per share. For the three months ended December 31, 2024, net increase (decrease) in net assets resulting from operations totaled $28.3 million or $0.35 per share. The net increase or (decrease) from operations for the three months ended December 31, 2025, was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned on our investments, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we were in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2025 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 160%, respectively.

As of December 31, 2025, the Credit Facility had commitments $768.0 million (increased from $718.0 million in November 2025) and an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of December 31, 2025 and September 30, 2025, Funding I had $488.9 million and $683.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 5.9% and 6.3%, exclusive of the fee on undrawn commitments as of December 31, 2025 and September 30, 2025, respectively.

For the three months ended December 31, 2025 and 2024, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.2% and 7.0%, respectively. As of December 31, 2025 and September 30, 2025, we had $279.1 million and $34.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

In November 2025, the Credit Facility was amended. The terms of the amendment increased the aggregate commitment amounts of the lenders party to the Credit Facility from $718.0 million to $768.0 million, pricing under the Credit Facility remains at SOFR plus 200 basis points.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2025, we were in compliance with the covenants relating to our Credit Facility.

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

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt was scheduled to mature on October 15, 2031. As of December 31, 2025 and September 30, 2025, the Company had zero of 2031 Asset-Backed Debt outstanding.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203.0 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12.0 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21.0 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64.0 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. The company initially retained the D-R Notes and the subordinated Notes through a consolidated subsidiary. On October 29, 2025 the Company sold $21.0 million of D-R Notes, to a third party. As of December 31, 2025, the Company no longer consolidates the D-R Notes.

As of December 31, 2025 and September 30, 2025, the Company had $287.0 million and $266.0 million, respectively of external, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and 6.2%, respectively. As of December 31, 2025 and September 30, 2025, the unamortized fees on the 2036-R Asset-Backed Debt were $0.4 million and $0.6 million, respectively.

In February 2024, the Company completed the $350.6 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus 2.30%, (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21.0 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bear interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The Debt is scheduled to mature on April 18, 2036.

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Preferred Shares of the 2036-Securitization Issuer were eliminated in consolidation. As of December 31, 2025 and September 30, 2025, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 6.7% and 7.1%, respectively. As of December 31, 2025, and September 30, 2025, the unamortized fees on the 2036 Asset-Backed Debt were $2.2 million and $2.4 million, respectively.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

In February 2025, we completed the $474.6 million term debt securitization (the “2037 Debt Securitization”). The notes offered in the 2037 Debt Securitization were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037 Securitization Issuer. The Company retained $113.6 million of the debt securitization issued by the 2037 Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 1.49% (the “2037 Class A-1 Notes”), (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60% (the “2037 Class A-2 Notes”), (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75% (the “2037 Class B Notes”), (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20% (the “2037 Class C Notes”), (v) $28.5 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 3.60%, (the “2037 Class D Notes” and, collectively with the 2037 Class A-2 Notes, the 2037 Class B Notes and the 2037 Class D Notes, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (the “2037 Subordinated Notes”) and (B) the borrowing by 2037 Securitization Issuer of $10.0 million under AAA(sf) Class A-1L-A floating rate loans (the “2037 Class A-1L-A Loans”) and $45.0 million under AAA(sf) Class A-1L-B floating rate loans ( the “2037 Class A-1L-B Loans” and, together with the 2037 Class A-1L-A Loans, the “2037 Asset-Backed Loans,” and collectively with the 2037 Notes, the “2037 Asset-Backed Debt”), which bear interest at three-month SOFR plus 1.49%. The 2037 Class A-1 Loans and the 2037 Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the 2037 Securitization Issuer. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. The Company initially retained the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Class A-1 Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. On November 25, 2025 the Company sold $28.5 million of BBB -(sf) Class D Notes, to a third party. As of December 31, 2025, the Company no longer consolidates the BBB-(sf) Class D Notes. The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation.

As of December 31, 2025 and September 30, 2025, the Company had $389.5 million and $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.6% and 5.9%, respectively. As of December 31, 2025 and September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.5 million and $2.7 million, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500.0 million under an at-the-market offering program (the "2024 ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three months ended December 31, 2025 we did not issue any shares of our common stock under the ATM Programs. During the three months ended December 31, 2024 we issued 7,276,000 shares of our common stock under the ATM Programs. During the three months ended December 31, 2024, shares were issued at a weighted average price of $11.30 per share, resulting in net proceeds of $82.2 million after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. During the quarter ended December 31, 2025 and 2024, we incurred zero and less than $0.1 million, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of December 31, 2025 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

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

As of December 31, 2025 and September 30, 2025, we had cash and cash equivalents of $95.3 million and $122.7 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the three months ended December 31, 2025, our operating activities provided cash of $148.6 million and our financing activities used cash of $176.0 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily due to repayments of our Credit Facility offset by proceeds received from the sales of $28.5 million of 2037 Class D Notes and $21.0 million of 2036-R Asset-Backed Debt D-R Notes to third parties.

For the three months ended December 31, 2024, our operating activities used cash of $232.7 million and our financing activities provided cash of $222.9 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under our Credit Facility and proceeds from the public offerings under our ATM program.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2025 and September 30, 2025, PSSL had total assets of $1,235.2 million and $1,153.7 million, respectively, and its investment portfolio consisted of investments in 120 and 117 portfolio companies, respectively. As of December 31, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $25.0 million and the five largest investments totaled $110.0 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2025 and September 30, 2025, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $163.1 million ($26.3 million remaining unfunded) and $123.7 million ($65.6 remaining unfunded), respectively. During the three months ended December 31, 2025, the Company made capital contributions of approximately $39.4 million of assets at their most recent fair market value as of the date of the transaction.

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee, provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee constitutes a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

In December 2024, PSSL entered into a $325.0 million (increased from $260.0 million) senior secured revolving credit facility which bears interest at SOFR plus 225 basis points (including a spread adjustment) with Ally Bank through its wholly owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

In January 2021, PSSL completed a $300.7 million debt securitization in the form of a collateralized loan obligation, or the “2032 Asset-Backed Debt”. The 2032 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2032 Asset-Backed Debt matures in January 2032. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO II, Ltd. of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO II, Ltd. transferred to PSSL 100% of the Preferred Shares of PennantPark CLO II, Ltd. and 100% of the Class E Notes issued by PennantPark CLO II, Ltd.

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt matures in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary as of December 31, 2025.

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO VI, LLC, a wholly owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt matures in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Preferred Shares of CLO VI, LLC, all of which were held by PSSL.

In May 2025, PSSL through its wholly owned and consolidated subsidiary, PennantPark CLO VI, LLC closed the refinancing of the 2035 Asset-Backed Debt through a four year reinvestment period, twelve-year final maturity $315.8 million debt securitization or the "2037-R Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $228.0 million of Class A-R Loans, which bears interest at three-month SOFR plus 1.85%, (ii) $18.0 million of Class B-R Loans, which bears interest at three-month SOFR plus 4.50%, (iii) $18.0 million of Class C-R Loans and (iv) $51.8 million of subordinated notes. PSSL will continue to retain all of the subordinated notes and Class C-R Loans through a consolidated subsidiary. The maturity of the replacement debt and existing subordinated notes is now extended to April 2037.

In April 2025, PSSL through its wholly owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four-year reinvestment period, twelve-year final maturity $301 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL will continue to retain all of the subordinated notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2029 and the debt is scheduled to mature in April 2037. The proceeds from the debt repaid a portion of PSSL's $325 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2025	September 30, 2025
Total investments	$1,195,016	$1,084,649
Weighted average cost yield on income producing investments	9.6%	10.1%
Number of portfolio companies in PSSL	120	117
Largest portfolio company investment	$24,965	$20,901
Total of five largest portfolio company investments	$110,044	$99,270

Below is a listing of PSSL’s individual investments as of December 31, 2025 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 1,422.7% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	8.74%	SOFR+475	19,963	$19,743	$19,913
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.49%	SOFR+550	18,526	18,271	18,711
APT OPCO, LLC	9/29/2025	9/30/2031	Healthcare Providers and Services	8.67%	SOFR+500	12,469	12,402	12,313
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	9.93%	SOFR+626	12,749	12,713	12,749
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.47%	SOFR+575	11,520	11,520	11,520
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	8.84%	SOFR+550	7,601	7,573	7,601
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.47%	SOFR+475	8,978	8,928	8,978
Alpine Acquisition Corp II (4)	10/11/2022	11/30/2026	Containers and Packaging	—	—	13,128	12,990	6,039
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	6/30/2026	Media: Advertising, Printing & Publishing	9.57%	SOFR+590	11,136	11,075	11,136
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	8.84%	SOFR+500	5,940	5,931	5,910
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.42%	SOFR+575	14,862	14,786	14,862
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.22%	SOFR+550	12,369	12,255	12,493
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.42%	SOFR+575	4,962	4,859	4,764
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.17%	SOFR+550	24,965	24,781	24,965
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.47%	SOFR+675	14,887	14,756	14,776
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.42%	SOFR+575	4,838	4,784	4,789
Big Top Holdings, LLC	6/26/2024	3/1/2030	Business Services	8.92%	SOFR+525	14,633	14,430	14,633
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.36%	SOFR+650	8,775	8,714	8,665
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.07%	SOFR+540	14,776	14,699	14,481
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.17%	SOFR+450	4,962	4,939	4,962
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.67%	SOFR+500	4,962	4,894	4,962
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.19%	SOFR+535	437	416	369
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.22%	SOFR+550	18,446	18,345	18,261
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	9.67%	SOFR+600	14,813	14,640	14,813
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.89%	SOFR+590	4,263	4,241	4,210
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	8.67%	SOFR+500	9,900	9,843	9,974
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.22%	SOFR+550	15,052	14,865	14,901
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	9.67%	SOFR+600	9,417	9,344	9,417
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	8.92%	SOFR+525	14,850	14,749	14,598
CF512, Inc.	12/27/2021	8/20/2026	Media	9.98%	SOFR+619	6,466	6,439	6,401
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.17%	SOFR+450	19,787	19,701	19,787
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	11.22%	SOFR+750	6,619	6,472	5,858
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	9.70%	SOFR+576	3,725	3,701	3,725
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	9.08%	SOFR+536	2,041	2,029	2,026
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.07%	SOFR+535	2,567	2,432	2,516
DRS Holdings III, Inc.	1/27/2021	11/1/2028	Consumer Goods: Durable	8.97%	SOFR+525	4,420	4,413	4,464
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.42%	SOFR+475	4,938	4,898	4,938
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	9.14%	SOFR+576	1,343	1,276	1,331
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.64%	SOFR+576	8,333	8,333	5,052
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.17%	SOFR+450	8,753	8,677	8,775
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	8.67%	SOFR+500	7,184	7,157	7,184
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.07%	SOFR+635	12,384	12,312	12,322
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	8.72%	SOFR+500	12,093	11,929	12,093
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.47%	SOFR+575	8,623	8,511	8,623
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	24,511	24,433	24,511
Global Holdings InterCo, LLC	6/8/2021	3/16/2026	Diversified Financial Services	9.33%	SOFR+560	3,344	3,342	3,344
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.42%	SOFR+560	3,675	3,653	3,593
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	9.72%	SOFR+600	6,451	6,332	6,451
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.27%	SOFR+560	2,112	2,102	2,007
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	8.72%	SOFR+500	19,750	19,601	19,602
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.87%	SOFR+500	6,634	6,602	6,634
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	9.19%	SOFR+550	8,230	8,135	8,148
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.80%	SOFR+590	3,441	3,433	3,441
Imagine Acquisitionco, Inc.	3/15/2022	11/16/2027	Software	8.98%	SOFR+510	9,036	8,948	9,036
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	9.67%	SOFR+600	5,952	5,882	5,952
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	8.92%	SOFR+525	8,122	8,069	8,122
Inventus Power, Inc.	7/11/2023	1/15/2026	Consumer Goods: Durable	11.33%	SOFR+761	8,060	8,059	8,060
Kinetic Purchaser, LLC	11/30/2021	11/10/2027	Personal Products	9.82%	SOFR+615	13,492	13,358	10,962
Lash OpCo, LLC	10/14/2021	2/18/2027	Personal Products	10.94%	SOFR+710	15,710	15,619	15,317
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.65%	SOFR+594	7,660	7,660	7,660
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.65%	SOFR+594	2,424	2,396	2,945
Lightspeed Buyer, Inc.	1/27/2021	2/3/2027	Healthcare Providers and Services	8.42%	SOFR+475	16,191	16,153	16,191
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.46%	SOFR+450	2,527	2,491	2,527
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	8.67%	SOFR+500	12,205	12,098	12,144
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.27%	SOFR+560	2,187	2,147	2,176
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	9.12%	SOFR+525	16,873	16,732	16,873

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	8.92%	SOFR+510	8,223	8,173	8,223
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.57%	SOFR+475	6,235	6,171	6,235
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.32%	SOFR+565	2,317	2,300	2,317
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	9.92%	SOFR+625	18,833	18,628	18,833
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.17%	SOFR+550	15,474	15,302	15,474
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	8.92%	SOFR+525	17,890	17,750	17,890
MES Internediate, Inc.	4/11/2023	10/1/2027	Distributors	8.42%	SOFR+475	3,351	3,328	3,351
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	9.71%	SOFR+585	10,325	10,288	10,325
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.02%	SOFR+635	21,005	20,731	20,375
North American Rail Solutions, LLC	8/29/2025	8/29/2031	Manufacturing/Basic Industry	8.42%	SOFR+475	17,456	17,383	17,369
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	8.92%	SOFR+525	16,915	16,787	16,704
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.08%	SOFR+636	15,394	15,283	15,394
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.07%	SOFR+940	2,284	2,275	1,782
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.42%	SOFR+575	14,862	14,668	14,090
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.16%	SOFR+842	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.41%	SOFR+667	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.42%	SOFR+575	3,823	3,781	3,842
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	9.85%	SOFR+625	11,788	11,649	11,505
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	8.77%	SOFR+500	10,905	10,815	10,714
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	8.94%	SOFR+525	19,877	19,744	19,777
PN Buyer, Inc.	9/8/2025	7/31/2031	Professional Services	8.17%	SOFR+450	10,000	9,954	9,950
Pink Lilly Holdco, LLC (4),(5)	11/30/2021	11/9/2027	Textiles, Apparel and Luxury Goods	—	—	8,503	8,414	1,063
Podean Buyer, LLC	8/4/2025	8/4/2031	Marketing Services	9.66%	SOFR+600	4,988	4,942	4,938
Pragmatic Institute, LLC (4)	3/28/2025	3/28/2030	Education	—	—	4,292	4,190	2,608
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.42%	SOFR+575	6,451	6,361	6,516
Puget Collision, LLC	10/3/2025	10/3/2031	Automobiles	8.42%	SOFR+475	15,000	14,918	14,906
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	8.92%	SOFR+525	7,681	7,622	7,443
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.42%	SOFR+575	14,837	14,679	14,689
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	8.99%	SOFR+500	18,718	18,657	18,718
Recteq, LLC	2/24/2021	1/29/2026	Leisure Products	10.07%	SOFR+640	4,763	4,761	4,763
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.17%	SOFR+450	10,490	10,422	10,490
Rosco Parent, LLC	9/9/2025	9/12/2031	Business Services	8.42%	SOFR+475	10,500	10,432	10,421
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.85%	SOFR+625	4,349	4,296	3,914
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.72%	SOFR+600	5,955	5,905	5,955
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.19%	SOFR+550	9,837	9,726	9,591
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	9.87%	SOFR+620	9,158	9,146	9,158
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.17%	SOFR+550	10,280	10,193	10,280
Schlesinger Global, Inc.	9/30/2021	3/31/2027	Business Services	9.82%	SOFR+610	6,711	6,711	6,376
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	9.82%	SOFR+615	4,838	4,794	4,620
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.62%	SOFR+690	20,486	20,221	20,281
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	9.77%	SOFR+600	12,341	12,256	10,848
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	9.15%	SOFR+515	4,018	3,983	4,018
STG Distribution, LLC - First Out New Money Term Loans (4)(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	1,973	1,887	1,677
STG Distribution, LLC - Second Out Term Loans (4),(5)	5/22/2025	10/3/2029	Air Freight and Logistics	—	—	4,559	2,562	342
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	8.67%	SOFR+500	14,625	14,563	14,625
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.42%	SOFR+475	14,400	14,317	14,357
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.22%	SOFR+450	2,866	2,831	2,866
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.17%	SOFR+650	19,380	19,146	19,089
Team Services Group, LLC	10/4/2022	12/20/2027	Healthcare and Pharmaceuticals	9.09%	SOFR+525	5,314	5,147	5,292
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.57%	SOFR+590	7,214	7,187	7,214
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.75%	SOFR+475	17,438	17,283	17,333
TPC US Parent, LLC	4/11/2023	2/23/2026	Consumer Goods: Non-Durable	9.89%	SOFR+590	16,313	16,302	16,297
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.47%	SOFR+575	15,830	15,657	15,830
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	8.88%	SOFR+490	14,604	14,545	14,015
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale		—	208	—	6
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	146	146	151
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	9.67%	SOFR+600	12,036	11,895	12,036
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.34%	SOFR+550	5,833	5,924	5,950
Total First Lien Secured Debt							$1,206,530	$1,181,870
Subordinate Debt - 9.2% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	1,641	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	4,052	4,053	4,052
Total Subordinate Debt							$7,671	$7,634
Equity Securities - 6.6% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,322
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	808
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	3,118
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	264
Total Equity Securities							$10,226	$5,512
Total Investments - 1,438.5% of Net Assets (6)(7)							$1,224,427	$1,195,016

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)

Cash Equivalents - 22.7% of Net Assets
BlackRock Federal FD Institutional 81 ( Money Market Fund)				3.69%			$3,715	$3,715
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				3.64%			3,635	3,635
JP Morgan USD Liquidity Inst (Money Market Fund)				3.81%			4,293	4,293
JP Morgan US Government Fund (Money Market Fund)				3.61%			2,206	2,206
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.71%			5,014	5,014
Total Cash Equivalents							$18,863	$18,863
Cash - 17.9% of Net Assets
Cash							$14,853	$14,853
Total Cash							$14,853	$14,853
Total Investments, Cash Equivalents, and Cash —1,479.1% of Net Assets							$1,258,143	$1,228,732
Liabilities in Excess of Other Assets — (1,379.1)% of Net Assets								(1,145,657)
Members' Equity—100.0%								$83,075

——————————————————————

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2037-R Asset-Backed Debt and are not held through PennantPark CLO VI, LLC, 3) do not secure the 2036 Asset-Backed Debt and are not held through PennantPark CLO II, Ltd. and 4) do not secure the 2037 Asset-Backed Debt held through PennantPark CLO 12, LLC.
(6)
As of December 31, 2025, all investments in U.S companies and total cost, fair value, and percentage of Net Assets for the U.S Companies were $1,224.4 million, $1,195.0 million and 1,438.5%.
(7)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below is a listing of PSSL’s individual investments as of September 30, 2025 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 2,106.3% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	9.29%	SOFR+500	14,825	$14,649	$14,677
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.79%	SOFR+550	18,573	18,304	18,759
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	10.26%	SOFR+626	11,610	11,566	11,610
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.91%	SOFR+575	11,640	11,640	11,640
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	9.83%	SOFR+550	7,608	7,576	7,570
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.91%	SOFR+475	9,000	8,951	8,955
Alpine Acquisition Corp II (4)	10/11/2022	11/30/2026	Containers and Packaging			13,154	13,012	6,840
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,434	4,357	4,434
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	4/11/2023	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,375	4,360	4,375
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	9.31%	SOFR+500	5,955	5,946	5,925
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.75%	SOFR+575	9,900	9,821	9,900
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.89%	SOFR+575	9,900	9,819	9,752
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.75%	SOFR+575	4,975	4,865	4,831
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.50%	SOFR+550	17,748	17,549	17,748
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.91%	SOFR+675	14,925	14,792	14,813
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.75%	SOFR+575	4,850	4,794	4,802
Big Top Holdings, LLC	6/26/2024	3/1/2030	Business Services	9.25%	SOFR+525	14,671	14,458	14,671
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.77%	SOFR+650	8,798	8,730	8,688
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.40%	SOFR+540	14,816	14,714	14,557
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.50%	SOFR+450	4,975	4,952	4,975
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	9.00%	SOFR+500	4,975	4,904	4,975
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.51%	SOFR+535	438	416	378
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.66%	SOFR+550	5,000	5,000	4,963
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	10.00%	SOFR+600	14,850	14,670	14,850
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.89%	SOFR+590	4,263	4,236	4,220
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	9.00%	SOFR+500	9,925	9,863	9,925
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.66%	SOFR+550	15,090	14,897	14,939
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	10.00%	SOFR+600	9,441	9,359	9,441
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	9.25%	SOFR+525	14,887	14,783	14,218
CF512, Inc.	12/27/2021	8/20/2026	Media	10.36%	SOFR+619	6,483	6,447	6,418
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.50%	SOFR+450	19,837	19,746	19,837
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	11.66%	SOFR+750	6,637	6,479	6,206
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	10.08%	SOFR+576	3,735	3,708	3,735
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	10.03%	SOFR+586	2,046	2,034	2,031
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.51%	SOFR+535	2,574	2,429	2,522
DRS Holdings III, Inc.	1/27/2021	11/3/2025	Consumer Goods: Durable	9.41%	SOFR+525	4,487	4,487	4,532
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.75%	SOFR+475	4,950	4,909	4,950
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	9.46%	SOFR+526	1,347	1,273	1,341
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.96%	SOFR+576	8,354	8,354	6,802
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.75%	SOFR+475	8,776	8,694	8,797
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	9.00%	SOFR+500	5,940	5,911	5,940
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.51%	SOFR+635	12,416	12,335	12,416
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	9.16%	SOFR+500	12,124	11,950	12,124
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.91%	SOFR+575	8,822	8,704	8,822
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	9.00%	SOFR+500	19,573	19,491	19,573
Global Holdings InterCo, LLC	6/8/2021	3/16/2026	Diversified Financial Services	9.74%	SOFR+560	3,505	3,503	3,505
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.80%	SOFR+560	3,685	3,660	3,611
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	10.16%	SOFR+600	6,468	6,344	6,468
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.60%	SOFR+550	2,112	2,100	2,091
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	9.16%	SOFR+500	19,800	19,650	19,627
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.87%	SOFR+500	3,606	3,572	3,606
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	10.32%	SOFR+600	8,867	8,761	8,867
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.90%	SOFR+590	3,441	3,431	3,441
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	9.29%	SOFR+510	9,060	8,961	9,060
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	10.16%	SOFR+600	5,968	5,891	5,968
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	9.25%	SOFR+525	8,143	8,087	8,143
Inventus Power, Inc.	7/11/2023	1/15/2026	Consumer Goods: Durable	11.78%	SOFR+761	8,081	8,062	8,081

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
Kinetic Purchaser, LLC	11/30/2021	11/10/2027	Personal Products	10.15%	SOFR+615	13,492	13,344	11,468
Lash OpCo, LLC	10/14/2021	2/18/2027	Personal Products	12.16%	SOFR+785	15,508	15,400	15,120
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	7,612	7,612	7,612
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	2,409	2,381	2,967
Lightspeed Buyer, Inc.	1/27/2021	2/3/2027	Healthcare Providers and Services	8.75%	SOFR+475	16,232	16,187	16,232
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.77%	SOFR+450	2,533	2,497	2,533
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	9.00%	SOFR+500	12,279	12,164	12,279
Lucky Bucks, LLC - First-Out Term Loan (5)	12/1/2023	10/2/2028	Hotel, Gaming and Leisure	11.66%	SOFR+765	256	256	238
Lucky Bucks, LLC - Last-Out Term Loan	5/20/2024	10/2/2029	Hotel, Gaming and Leisure	11.66%	SOFR+765	529	529	426
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.60%	SOFR+560	2,193	2,146	2,184
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	9.12%	SOFR+525	16,915	16,769	16,915
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	9.30%	SOFR+510	8,244	8,186	8,244
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.95%	SOFR+475	6,251	6,181	6,251
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.65%	SOFR+565	2,323	2,303	2,323
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	10.25%	SOFR+625	18,833	18,613	18,927
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.25%	SOFR+525	15,514	15,338	14,769
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	9.25%	SOFR+525	12,935	12,788	12,935
Municipal Emergency Services, Inc.	4/11/2023	10/1/2027	Distributors	9.15%	SOFR+515	3,360	3,332	3,360
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	10.12%	SOFR+585	10,352	10,304	10,352
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.35%	SOFR+635	21,059	20,761	20,901
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	9.26%	SOFR+525	16,958	16,824	16,619
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.53%	SOFR+636	15,484	15,358	15,484
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,231	2,220	1,975
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.76%	SOFR+575	14,900	14,695	14,691
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.71%	SOFR+843	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.96%	SOFR+668	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.75%	SOFR+575	3,833	3,787	3,833
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	10.42%	SOFR+625	11,818	11,669	11,770
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	9.17%	SOFR+500	10,933	10,836	10,741
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	9.25%	SOFR+525	9,963	9,896	9,888
Penta Group Holdings, Inc.	9/8/2025	7/31/2031	Professional Services	8.81%	SOFR+450	5,000	4,979	4,975
Pink Lily Holdco, LLC (5),(7)	11/30/2021	11/9/2027	Textiles, Apparel and Luxury Goods	4.35%	—	8,359	8,323	3,343
Pragmatic Institute, LLC	3/28/2025	3/28/2030	Education	9.50%	SOFR+550	4,200	4,200	3,045
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.75%	SOFR+575	6,467	6,375	6,532
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	9.29%	SOFR+500	18,781	18,717	18,781
Recteq, LLC	2/24/2021	1/29/2026	Leisure Products	10.40%	SOFR+640	4,775	4,768	4,763
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.50%	SOFR+450	10,518	10,449	10,518
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	9.25%	SOFR+525	7,700	7,639	7,654
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.75%	SOFR+575	9,875	9,758	9,776
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.92%	SOFR+575	4,303	4,245	3,873
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.91%	SOFR+575	5,955	5,905	5,955
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.50%	SOFR+550	9,864	9,747	9,815
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	10.20%	SOFR+620	9,186	9,172	9,186
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.66%	SOFR+550	10,306	10,213	10,306
Schlesinger Global, Inc. (6)	9/30/2021	10/24/2025	Business Services	12.76%	SOFR+860	6,647	6,647	6,315
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	10.15%	SOFR+615	4,850	4,802	4,523
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.31%	SOFR+615	18,078	17,812	18,078
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	10.10%	SOFR+610	12,294	12,212	10,609
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	9.15%	SOFR+515	4,029	3,989	4,029
STG Distribution, LLC - First Out New Money Term Loans (5)	10/24/2024	10/3/2029	Air Freight and Logistics	12.57%	SOFR+835	1,961	1,871	1,745
STG Distribution, LLC - Second Out Term Loans (5),(7)	5/22/2025	10/3/2029	Air Freight and Logistics	5.32%	—	4,535	2,562	363
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.92%	SOFR+475	14,438	14,345	14,322
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.66%	SOFR+450	2,873	2,835	2,873
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.52%	SOFR+650	19,429	19,179	19,332
Team Services Group, LLC	10/4/2022	12/20/2027	Healthcare and Pharmaceuticals	9.56%	SOFR+525	5,327	5,141	5,305
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.90%	SOFR+590	7,985	7,943	7,985
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.93%	SOFR+475	17,482	17,309	17,395
TPC US Parent, LLC	4/11/2023	11/24/2025	Consumer Goods: Non-Durable	10.19%	SOFR+590	16,355	16,341	16,224
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.91%	SOFR+575	15,880	15,694	16,005
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,238
Urology Management Holdings, Inc.	4/11/2023	6/15/2027	Healthcare and Pharmaceuticals	9.66%	SOFR+550	6,753	6,718	6,753
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale	—	—	353	—	12
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	134	134	136

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	10.00%	SOFR+600	12,066	11,914	11,946
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.81%	SOFR+550	5,847	5,947	5,964
Total First Lien Secured Debt							$1,083,891	$1,066,863
Subordinate Debt - 14.8% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	1,628	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	3,932	3,932	3,932
Total Subordinate Debt							$7,537	$7,514
Equity Securities - 20.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,740
Lucky Bucks, LLC - Common Equity	12/1/2023	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	392
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	1,037
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	4,593
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	2,510
Total Equity Securities							$12,288	$10,272
Total Investments - 2,141.5% of Net Assets (6)(8)							$1,103,716	$1,084,649

Cash Equivalents - 94.5% of Net Assets
BlackRock Federal FD Institutional 81 ( Money Market Fund)				4.11%			$12,475	$12,475
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				4.02%			4,265	4,265
JP Morgan USD Liquidity Inst (Money Market Fund)				4.10%			14,682	14,682
JP Morgan US Government Fund (Money Market Fund)				4.02%			10,539	10,539
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.10%			5,909	5,909
Total Cash Equivalents							$47,870	$47,870
Cash - 27.0% of Net Assets
Cash							$13,690	$13,690
Total Cash							$13,690	$13,690
Total Investments, Cash Equivalents, and Cash —2,263.0% of Net Assets							$1,165,276	$1,146,209
Liabilities in Excess of Other Assets — (2,163.0)% of Net Assets								(1,095,559)
Members' Equity—100.0%								$50,650

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do no secure the 2037-R Asset-Backed Debt and held through PennantPark CLO VI, LLC, 3) do not secure the 2036 Asset-Backed Debt and are not held through PennantPark CLO II, Ltd. and 4) do not secure the 2037 Asset-Backed Debt and are not held through PennantPark CLO 12, LLC.
(6)
As of September 30, 2025, all investments were in U.S Companies and total cost, fair value, and percentage of Net Assets for the U.S Companies were $1,103.7 million, $1,084.6 million and 2,141.5%.
(7)
Partial PIK non-accrual security
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	December 31, 2025
	(Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,224,427 and $1,103,716, respectively)	$1,195,016	$1,084,649
Cash equivalents (cost—$18,863 and $47,870, respectively)	18,863	47,870
Cash (cost—$14,853 and $13,690, respectively)	14,853	13,690
Interest receivable	4,177	4,138
Receivable for investments sold	37	838
Due from affiliate	96	208
Prepaid expenses and other assets	2,142	2,296
Total assets	1,235,184	1,153,689
Liabilities
Credit facility payable	130,500	74,500
2036 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,269 and $1,341, respectively)	244,731	244,659
2037 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,818 and $1,904, respectively)	244,182	244,096
2037-R Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $2,407 and $2,518, respectively)	243,593	243,481
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,802	16,868
Interest payable on notes to members	6,545	6,788
Accrued expenses	1,130	997
Due to affiliate	25	50
Total liabilities	1,152,108	1,103,039
Members' equity	83,076	50,650
Total liabilities and members' equity	$1,235,184	$1,153,689

———————————————————

* As of December 31, 2025 and September 30, 2025, PSSL had unfunded commitments to fund investments of $0.2 and $0.4 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three Months Ended December 31,
	2025	2024
Investment income:
Interest	$29,167	$29,425
Other income	306	583
Total investment income	29,473	30,008
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	14,302	14,085
Interest expense on notes to members	8,312	8,853
Administration fees	758	668
General and administrative expenses	463	493
Total expenses	23,835	24,099
Net investment income	5,638	5,909
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(2,176)	1,333
Net change in unrealized appreciation (depreciation) on investments	(10,386)	(10,890)
Net realized and unrealized gain (loss) on investments	(12,562)	(9,557)
Net increase (decrease) in members' equity resulting from operations	$(6,924)	$(3,648)

———————————————————

(1) Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management on a quarterly basis.

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane ("HL") formed PSSL II, an unconsolidated joint venture. PSSL II invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II invests in portfolio companies in the same industries in which we may directly invest. PSSL II commenced operations on November 18, 2025. As of December 31, 2025, PSSL II had total assets of $201.7 million and its investment portfolio consisted of investments in 41 portfolio companies. As of December 31, 2025, at fair value, the largest investment in a single portfolio company in PSSL II was $7.0 million and the five largest investments totaled $34.9 million. PSSL II invests in portfolio companies in the same industries in which we may directly invest.

We and HL have committed to invest up to $200.0 million in the aggregate in the PSSL II, with the Company committing to invest up to $150.0 million and HL committing to invest up to $50.0 million. Investments by each of the Company and HL are made in the form of membership interests and secured notes. The Company's commitment consists of $105.0 million in secured notes and $45.0 million in membership interests. HL's commitment consists of $35.0 million in secured notes and $15.0 million in membership interests. All material decisions regarding PSSL II must be submitted to its board of managers, which is comprised of an equal number of representatives from each of the Company and HL. Further, all portfolio and other material decisions require the affirmative vote of at least one board member designated by the Company and one board member from HL.

We and HL provide capital to PSSL II in the form of secured notes and equity interests. As of December 31, 2025, our investment in PSSL II consisted of secured notes of $39.4 million ($65.6 million remaining unfunded) and equity interests of $16.9 million ($28.1 million remaining unfunded). During the three months ended December 31, 2025, the Company made capital contributions of approximately $56.2 million of assets at their most recent fair market value as of the date of the transaction.

In November 2025, PSSL II entered into a $150.0 million revolving credit facility which bears all-in interest rate at SOFR plus 1.85% with Goldman Sachs Bank USA through its wholly owned subsidiary, PSSL II SPV LLC, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL II's portfolio at fair value:

($ in thousands)	December 31, 2025
Total investments	$193,151
Weighted average cost yield on income producing investments	9.0%
Number of portfolio companies in PSSL II	41
Largest portfolio company investment	$6,983
Total of five largest portfolio company investments	$34,905

Below is a listing of PSSL II’s individual investments as of December 31, 2025 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 859.4% of Net Assets
ACP Avenu Buyer, LLC	11/19/2025	10/2/2029	IT Services	8.74%	SOFR+475	7,000	6,943	6,983
ACP Falcon Buyer, Inc.	11/18/2025	8/1/2029	Internet Software and Services	9.49%	SOFR+550	816	824	825
APT OPCO, LLC	11/18/2025	9/30/2031	Healthcare Providers & Services	8.67%	SOFR+500	4,988	4,926	4,925
Archer Lewis, LLC	11/18/2025	8/28/2029	Professional Services	9.75%	SOFR+575	1,130	1,130	1,130
Beacon Behavioral Support Services, LLC	11/18/2025	6/21/2029	Healthcare Providers & Services	9.17%	SOFR+550	5,079	5,030	5,079
Big Top Holdings, LLC	11/18/2025	3/1/2030	Construction and Engineering	8.92%	SOFR+525	6,982	6,982	6,982
BLC Holding Company, Inc.	11/18/2025	11/20/2030	Commercial Services & Supplies	8.17%	SOFR+450	3,791	3,791	3,791
Boss Industries, LLC	11/18/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.71%	SOFR+500	5,853	5,853	5,853
By Light Professional IT Services, LLC	11/19/2025	7/15/2031	Aerospace and Defense	9.22%	SOFR+550	7,000	6,947	6,930
Carisk Buyer, Inc.	11/21/2025	12/3/2029	Healthcare Technology	8.67%	SOFR+500	5,877	5,877	5,921
Case Works, LLC	11/18/2025	10/1/2029	Professional Services	8.92%	SOFR+525	4,480	4,379	4,404
Commercial Fire Protection Holdings, LLC	11/18/2025	9/23/2030	Commercial Services & Supplies	8.17%	SOFR+450	6,982	6,982	6,982
Crane 1 Services, Inc.	11/18/2005	8/16/2027	Commercial Services & Supplies	9.08%	SOFR+536	2,517	2,500	2,498
EDS Buyer, LLC	11/18/2025	1/10/2029	Aerospace and Defense	8.17%	SOFR+450	1,975	1,980	1,980
Emergency Care Partners, LLC	11/20/2025	10/18/2027	Healthcare Providers & Services	8.67%	SOFR+500	6,282	6,282	6,282
ETE Intermediate II, LLC	11/18/2025	5/29/2029	Auto Components	8.72%	SOFR+500	975	975	975
GGG MIDCO, LLC	11/18/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	6,982	6,982	6,982
Harris & Co, LLC	11/18/2025	8/9/2030	Professional Services	8.72%	SOFR+500	6,982	6,982	6,930
HEC Purchaser Corp.	11/18/2025	6/17/2029	Health Care Equipment & supplies	8.67%	SOFR+500	5,000	5,000	5,000
Hills Distribution, Inc.	12/2/2025	11/8/2029	Distributors	9.19%	SOFR+550	1,501	1,500	1,486
MBS Holdings, Inc.	11/19/2025	4/16/2027	Internet Software and Services	8.92%	SOFR+510	5,132	5,132	5,132
Medina Health, LLC	11/18/2025	10/20/2028	Healthcare and Pharmaceuticals	9.92%	SOFR+625	3,314	3,323	3,314
MES Intermediate, Inc.	11/19/2025	10/1/2027	Distributors	8.42%	SOFR+475	4,691	4,691	4,691
North American Rail Solutions	11/21/2025	8/29/2031	Road and Rail	8.42%	SOFR+475	7,000	6,966	6,965
OSP Embedded Purchaser, LLC	11/18/2025	12/17/2029	Aerospace and Defense	9.42%	SOFR+575	6,982	6,874	6,619
PCS MIDCO, Inc.	11/25/2025	3/1/2030	Professional Services	9.42%	SOFR+575	2,615	2,628	2,628
PD Tri-State Holdco, LLC.	11/19/2025	10/14/2030	Diversified Consumer Services	8.92%	SOFR+525	2,970	2,944	2,952
Pacific Purchaser, LLC	11/18/2025	10/2/2028	Professional Services	9.85%	SOFR+625	2,205	2,182	2,152
PAR Excellence Holdings, Inc.	11/18/2025	9/3/2030	Healthcare Technology	8.74%	SOFR+500	6,982	6,915	6,860
Project Granite Buyer, Inc.	11/18/2025	12/31/2030	Professional Services	9.42%	SOFR+575	3,944	3,983	3,983
Puget Collision, LLC	11/18/2025	10/3/2031	Automobiles	8.42%	SOFR+475	7,000	6,957	6,956
Rancho Health MSO, Inc.	11/18/2025	6/20/2029	Healthcare Providers & Services	8.99%	SOFR+500	6,862	6,862	6,862
Sath Industries, LLC	11/18/2025	12/17/2029	Building Products	9.17%	SOFR+550	3,346	3,346	3,346
Sigma Defense Systems, LLC	11/18/2025	12/20/2027	Aerospace and Defense	10.62%	SOFR+690	6,969	6,969	6,899
Smartronix, LLC	12/3/2025	2/6/2032	Aerospace and Defense	8.42%	SOFR+450	5,970	5,947	5,885
Systems Planning And Analysis, Inc.	11/20/2025	8/16/2027	Aerospace and Defense	8.46%	SOFR+475	6,997	6,945	6,976
TMII Enterprises, LLC	11/18/2025	12/22/2028	Professional Services	8.22%	SOFR+450	1,975	1,975	1,975
The Bluebird Group, LLC	11/18/2025	7/28/2026	Professional Services	9.57%	SOFR+590	5,042	5,042	5,042
The Vertex Companies, LLC	11/18/2025	8/31/2028	Construction and Engineering	8.82%	SOFR+510	6,982	6,969	6,941
Transgo, LLC	11/18/2025	12/29/2028	Auto Components	9.47%	SOFR+575	594	597	594
Tyto Athene, LLC	11/26/2025	4/3/2028	IT Services	8.88%	SOFR+490	4,626	4,520	4,441
Total First Lien Secured Debt							$193,632	$193,151

Total Investments - 859.4% of Net Assets (3)(4)							$193,632	$193,151

Cash Equivalents - 0.1% of Net Assets
BlackRock Federal FD Instl 81				3.69%			$2	$2
Total Cash Equivalents							$2	$2
Cash - 30.2% of Net Assets
Cash							$6,775	$6,775
Total Cash							$6,775	$6,775
Total Investments, Cash Equivalents, and Cash —889.6% of Net Assets							$200,409	$199,928
Liabilities in Excess of Other Assets — (789.6)% of Net Assets								(177,453)
Members' Equity—100.0%								$22,475

———————————————————

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
(2)
Valued based on PSSL II’s accounting policy.
(3)
As of December 31, 2025, all investments were in U.S companies, and total cost, fair value, percentage of Net Assets for the U.S companies were $193.6 million, $193.2 million and 859.4%.
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below are the consolidated statements of assets and liabilities for PSSL II ($ in thousands):

December 31, 2025
(Unaudited)
Assets
Investments at fair value (amortized cost—$193,632)	$193,151
Cash equivalents (cost—$2)	2
Cash (cost—$6,775)	6,775
Interest receivable	401
Prepaid expenses and other assets	1,347
Total assets	201,676
Liabilities
Credit facility payable	125,000
Notes payable to members	52,500
Interest payable on credit facility	777
Interest payable on notes to members	780
Accrued expenses	144
Total liabilities	179,201
Members' equity	22,475
Total liabilities and members' equity	$201,676

———————————————————

* As of December 31, 2025 PSSL II had unfunded commitments to fund investments of zero.

Below are the consolidated statements of operations for PSSL II ($ in thousands):

For the period November 18, 2025 (commencement of operations) through December 31, 2025
Investment income:
Interest	$2,201
Other income	7
Total investment income	2,208
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	827
Interest expense on notes to members	781
Administration fees	61
General and administrative expenses	83
Total expenses	1,752
Net investment income	456
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	(481)
Net realized and unrealized gain (loss) on investments	(481)
Net increase (decrease) in members' equity resulting from operations	$(25)

———————————————————

1) No management or incentive fees are payable by PSSL II. If any fees were to be charged, they would be separately disclosed in the Statements of Operations. PSSL II pays the Administrator an annual fee of 0.25% of the total assets under management on a quarterly basis.

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

During the three months ended December 31, 2025, we declared distributions of $0.3075 per share for total distributions of $30.5 million. During the three months ended December 31, 2024, we declared distributions of $0.3075 per share for total distributions of $25.2 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company adopted ASU 2020-04, the effect of which was not material to the consolidated financial statements and the notes to the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, our debt portfolio consisted of approximately 99% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(21,283)	$(0.21)
Down 2%	(17,725)	(0.18)
Down 1%	(8,862)	(0.09)
Up 1%	8,862	0.09
Up 2%	17,725	0.18
Up 3%	26,587	0.27

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

Item 4. Controls and Procedures

As of the quarter ended December 31, 2025, we including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, a material weakness was previously identified in the operation of controls related to our quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended December 31, 2025 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed on November 24, 2025, which could materially affect our business, financial condition and/or operating results. The risks described as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

10.2

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

10.3*

Sixth Amendment to Revolving Credit and Security Agreement, dated November 13, 2025, by and among PennantPark Floating Rate Funding I, LLC as borrower, PennantPark Investment Advisers, LLC as collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent for the secured parties and swingline lender, Fifth Third Bank, National Association as Documentation Agent and U.S Bank Trust Company, National Association, as collateral agent, collateral administrator and back-up collateral administrator.

10.4	Non-Recourse Carveout Guaranty Agreement, dated as of November 20, 2025, by and among PennantPark Floating Rate Capital Ltd., PennantPark Senior Secured Loan Fund II LLC and Goldman Sachs Bank USA.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 9, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)