Form 10-Q
period 2026-03-31
PennantPark Floating Rate Capital Ltd.
filed 2026-05-07
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2026 was 99,217,896.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to collectively our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, a consolidated limited partnership; “PTSF’s GP” refers to PennantPark-TSO Senior Loan Fund GP, LLC a wholly owned subsidiary; "PSSL II” refers to PennantPark Senior Secured Loan Fund II LLC, an unconsolidated joint venture; "2037 Securitization Issuer" refers to PennantPark CLO 11, LLC, a consolidated Delaware limited liability company, “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “2029 Notes” refers to our 6.75% Notes due 2029; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. 2036 Securitization Issuer refers to PennantPark CLO VIII, LLC; “2036-Debt Securitization” refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Asset-Backed Debt” refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the issuance of AAA(sf) Class A-1 floating rate loans. (the "Class A-1 Loans" with the 2036-Secured Notes.);“2038-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO VIII LLC; “2038-R Indenture” refers to that certain indenture, dated February 22, 2024, by and among the 2038-R Securitization Issuers and Wilmington Trust, National Association, as amended by the supplemental indenture, dated February 24, 2026; “2038-R Asset-Backed Debt” refers to the issuance by the 2038-R Securitization Issuers of the following classes of notes pursuant the 2038-R Indenture (i) $80 million of A-1-R Loan, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.43%, (ii) $123 million of A-1-R Notes, which bear interest at three-month SOFR plus 1.43%, (iii) $14 million of Class A-2-R Notes, which bear interest at three-month SOFR plus 1.60%, (iv) $24.5 million of C-R Notes, which bear interest at three-month SOFR plus 2.15% and (v) $19.250 million of D-R Notes, which bear interest at three-month SOFR plus 3.20% (collectively, the “Secured Notes 2038”), (B) the issuance by a 2038-R Securitization Issuer of $69.450 million of subordinated notes pursuant to the 2038-R Indenture (the “Subordinated Notes 2038”), (C) the borrowing by the Securitization Issuer of $26.250 million of Class B-R Loans, which bear interest at three-month SOFR plus 1.75% (the “Class B-R 2038 Loans”),“2036-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO I LLC; “2036-R Indenture” refers to that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”), (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”); “2037 Debt Securitization” refers to the $474.6 million term debt securitization completed by 2037 Securitization Issuer; “2037 Credit Agreement” refers to that certain credit agreement, dated as of February 20, 2025 by and among 2037 Securitization Issuer, as borrower, the various financial institutions party thereto, as lenders, and Western Alliance Trust Company, National Association, as collateral agent and as loan agent; “2037 Indenture” refers to that certain indenture, dated as of February 20, 2025 by and between 2037 Securitization Issuer and Western Alliance Trust Company, National Association; “2037 Asset-Backed Debt” refers to (A) the issuance by 2037 Securitization Issuer of the following classes of notes pursuant to the 2037 Indenture: (i) $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month SOFR plus 1.49%, (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60%, (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75%, (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20%, (v) $28.5 million of BBB-(sf) Class D Notes (the “2037 Class D Notes”), which bear interest at three-month SOFR plus 3.60%, (collectively, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (“2037 Subordinated Notes” and, together with the 2037 Secured Notes, the “2037 Notes”) and (B) the borrowing by the Issuers of $10.0 million under AAA(sf) Class A-1L-A floating rate loans and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (together, the “2037 Asset-Backed Loans”), which bear interest at three-month SOFR plus 1.49%. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business includes investments we make through our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	March 31, 2026	September 30, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $2,151,925 and $2,458,018, respectively)	$2,189,011	$2,491,360
Controlled, affiliated investments (amortized cost— $494,500 and $361,375, respectively)	391,270	281,968
Total investments (amortized cost— $2,646,425 and $2,819,393, respectively)	2,580,281	2,773,328
Cash equivalents (cost— $31,427 and $40,729, respectively)	31,427	40,729
Cash (cost— $90,446 and $81,955, respectively)	90,444	81,959
Interest receivable	12,611	13,832
Distributions receivable	900	—
Receivable for investments sold	30,052	1,369
Due from affiliates	136	321
Prepaid expenses and other assets	2,085	2,143
Total assets	2,747,936	2,913,681
Liabilities
Credit Facility payable, at fair value (cost— $328,355 and $683,855, respectively)	328,333	683,837
2026 Notes payable, net (par—$185,000) (unamortized deferred financing costs of $2 and $391, respectively)	184,998	184,609
2029 Notes payable, net (par—$200,000 and $0) (unamortized deferred financing costs of $4,132 and $0, respectively)	195,868	—
2036 Asset-Backed Debt, net (par—$0 and $287,000) (unamortized deferred financing costs of $0 and $2,373, respectively)	—	284,627
2036-R Asset-Backed Debt, net (par— $287,000 and $266,000) (unamortized deferred financing costs of $415 and $634, respectively)	286,585	265,366
2037 Asset-Backed Debt, net (par— $389,500 and $361,000) (unamortized deferred financing costs of $2,355 and $2,669, respectively)	387,145	358,331
2038-R Asset-Backed Debt, net (par—$287,000 and $0) (unamortized deferred financing costs of $2,230 and $0, respectively)	284,770	—
Payable for investments purchased	—	14,852
Interest payable on debt	15,407	19,172
Distributions payable	10,170	10,170
Base management fee payable	6,427	6,549
Incentive fee payable	6,437	6,883
Accounts payable and accrued expenses	1,581	2,166
Deferred tax liability	1,558	1,864
Due to affiliates	—	739
Total liabilities	1,709,279	1,839,165
Commitments and contingencies (See Note 11)
Net assets
Common stock, 99,217,896 and 99,217,896 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	99	99
Paid-in capital in excess of par value	1,219,502	1,219,502
Accumulated deficit	(180,944)	(145,085)
Total net assets	$1,038,657	$1,074,516
Total liabilities and net assets	$2,747,936	$2,913,681
Net asset value per share	$10.47	$10.83

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Investment income:
From non-controlled, non-affiliated investments:
Interest	$50,735	$49,215	$107,265	$96,678
Dividend	33	369	41	946
Other income	386	634	1,148	2,114
From controlled, affiliated investments:
Interest	8,652	7,345	16,497	20,153
Dividend	6,150	4,375	11,094	8,750
Other income	—	—	—	306
Total investment income	65,956	61,938	136,045	128,947
Expenses:
Interest and expenses on debt	24,139	22,529	51,293	44,890
Performance-based incentive fee	6,437	6,258	13,097	13,750
Base management fee	6,427	5,604	13,241	10,868
General and administrative expenses	1,200	1,200	2,400	2,400
Administrative services expenses	900	650	1,800	1,150
Expenses before amendment costs, debt issuance costs and provision for taxes	39,103	36,241	81,831	73,058
Provision for taxes on net investment income	25	225	250	450
Credit Facility amendment and debt issuance costs	1,080	442	1,578	442
Total expenses	40,208	36,908	83,659	73,950
Net investment income	25,748	25,030	52,386	54,997
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(7,535)	(795)	(6,079)	386
Non-controlled and controlled, affiliated investments	—	(2,682)	—	22,811
Provision for taxes on realized gain (loss) on investments	—	(21)	—	(94)
Debt extinguishment	(1,380)	—	(1,380)	—
Net realized gain (loss) on investments and debt	(8,915)	(3,498)	(7,459)	23,103
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	25,010	(9,630)	3,744	(6,688)
Non-controlled and controlled, affiliated investments	(12,802)	(11,146)	(23,823)	(43,050)
Provision for taxes on unrealized appreciation (depreciation) on investments	(329)	468	307	1,100
Debt appreciation (depreciation)	26	1	4	91
Net change in unrealized appreciation (depreciation) on investments and debt	11,905	(20,307)	(19,768)	(48,547)
Net realized and unrealized gain (loss) from investments and debt	2,990	(23,805)	(27,227)	(25,444)
Net increase (decrease) in net assets resulting from operations	$28,738	$1,225	$25,159	$29,553
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.29	$0.01	$0.25	$0.34
Net investment income per common share	$0.26	$0.28	$0.53	$0.64

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net increase (decrease) in net assets from operations:
Net investment income	$25,748	$25,030	$52,386	$54,997
Net realized gain (loss) on investments	(7,535)	(3,477)	(6,079)	23,197
Net realized loss on debt extinguishment	(1,380)	—	(1,380)	—
Net change in unrealized appreciation (depreciation) on investments	12,208	(20,776)	(20,079)	(49,738)
Net change in provision for taxes on realized and unrealized appreciation (depreciation) on investments	(329)	447	307	1,006
Net change in unrealized appreciation (depreciation) on debt	26	1	4	91
Net increase (decrease) in net assets resulting from operations	28,738	1,225	25,159	29,553
Distributions to stockholders:
Distribution of net investment income	(30,510)	(27,699)	(61,018)	(52,879)
Total distributions to stockholders	(30,510)	(27,699)	(61,018)	(52,879)
Capital transactions
Public offering	—	131,103	—	213,811
Offering costs	—	(149)	—	(648)
Net increase in net assets resulting from capital transactions	—	130,954	—	213,163
Net increase (decrease) in net assets	(1,772)	104,480	(35,859)	189,837
Net assets:
Beginning of period	1,040,429	962,651	1,074,516	877,294
End of period	$1,038,657	$1,067,131	$1,038,657	$1,067,131
Capital share activity:
Shares issued from public offering	—	11,562,000	—	18,838,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$25,159	$29,553
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	20,079	49,738
Net change in unrealized appreciation (depreciation) on debt	(4)	(91)
Net realized (gain) loss on investments	6,079	(23,197)
Debt extinguishment	1,380	—
Net accretion of discount and amortization of premium	(3,603)	(7,430)
Purchases of investments	(462,714)	(900,239)
Payment-in-kind interest	(3,140)	(3,076)
Proceeds from dispositions of investments	636,347	523,668
Amortization of deferred financing costs	2,221	779
(Increase) decrease in:
Interest receivable	1,221	1,073
Receivable for investments sold	(28,683)	(2,048)
Distribution receivable	(900)	(311)
Prepaid expenses and other assets	58	(2,070)
Due from affiliate	185	209
Increase (decrease) in:
Payable for investments purchased	(14,852)	(20,363)
Interest payable on debt	(3,765)	557
Base management fee payable	(122)	1,016
Incentive fee payable	(446)	3,069
Deferred tax liability	(306)	(1,100)
Due to affiliates	(739)	—
Accounts payable and accrued expenses	(585)	(523)
Net cash provided by (used in) operating activities	172,870	(350,786)
Cash flows from financing activities:
Proceeds from public offering	—	213,811
Offering costs	—	(648)
Issuance of 2037 Asset-Backed Debt	—	361,000
Capitalized borrowing costs for the 2037 Asset-Backed Debt	—	(2,971)
Issuance of 2029 Notes	200,000	—
Capitalized borrowing costs for the 2029 Notes	(4,132)	—
Issuance of 2038-R Asset-Backed Debt	287,000	—
Capitalized borrowing costs for the 2038-R Asset-Backed Debt	(2,536)	—
Borrowings of 2037 Asset-Backed Debt	28,500	—
Borrowings of 2036-R Asset-Backed Debt	21,000	—
Repayment of 2036 Asset-Backed Debt	(287,000)	—
Distributions paid to stockholders	(61,019)	(51,086)
Borrowings under Credit Facility	141,500	235,001
Repayments under Credit Facility	(497,000)	(405,000)
Net cash provided by (used in) financing activities	(173,687)	350,107
Net increase (decrease) in cash and cash equivalents	(817)	(679)
Effect of exchange rate changes on cash	—	(13)
Cash and cash equivalents, beginning of period	122,688	112,050
Cash and cash equivalents, end of period	$121,871	$111,358
Supplemental disclosures:
Interest paid	$52,837	$43,554
Taxes paid	$790	$900
Non-cash exchanges and conversions	$2,030	$551
Non-cash purchases and disposition of investments	$133,131	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 210.8% (3), (4)
First Lien Secured Debt - 187.6% of Net Assets
ACP Avenu Buyer, LLC	10/2/2023	10/02/2029	IT Services	8.69%	3M SOFR+ 500	23,872	$23,668	$23,275
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	10/2/2023	04/21/2027	IT Services	—	—	10,872	—	(217)
ACP Avenu Buyer, LLC - Unfunded Revolver (6), (8)	10/2/2023	10/02/2029	IT Services	—	—	7,612	—	(190)
ACP Falcon Buyer, LLC - Unfunded Revolver (6), (8)	7/26/2023	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	5/4/2021	05/07/2026	Media	9.93%	3M SOFR+ 626	8,113	8,109	8,113
Ad.net Acquisition, LLC - Funded Revolver	5/4/2021	05/08/2028	Media	9.96%	3M SOFR+ 626	747	747	747
Ad.net Acquisition, LLC - Unfunded Revolver (6), (8)	5/4/2021	05/08/2028	Media	—	—	498	—	—
Aechelon Technology, Inc.	8/16/2024	08/16/2029	Aerospace and Defense	9.42%	1M SOFR+ 575	14,854	14,747	15,003
Aechelon Technology, Inc. - Funded Revolver	8/16/2024	08/16/2029	Aerospace and Defense	9.42%	1M SOFR+ 575	2,776	2,776	2,776
Aechelon Technology, Inc. - Unfunded Revolver (8)	8/16/2024	08/16/2029	Aerospace and Defense	—	—	1,943	—	—
AFC-Dell Holding Corp.	2/22/2024	04/09/2027	Distributors	8.67%	3M SOFR+ 500	19,994	19,975	19,994
AFC-Dell Holding Corp. - Unfunded Term Loan (8)	2/22/2024	04/09/2027	Distributors	—	—	7,213	—	—
AFC-Dell Holding Corp. - Funded Revolver	2/22/2024	10/09/2028	Distributors	8.67%	—	299	299	299
AFC-Dell Holding Corp. - Unfunded Revolver (8)	2/22/2024	10/09/2028	Distributors	—		1,795	—	—
Alpine Acquisition Corp II - Second Out Term Loan	8/27/2025	01/14/2031	Containers and Packaging	8.67%	3M SOFR+ 500	322	322	322
Alpine Acquisition Corp II - Third Out Term Loan	8/27/2025	01/14/2031	Containers and Packaging	8.92%	3M SOFR+ 525	430	430	430
Alpine Acquisition Corp II - Unfunded Term Loan (8)	8/27/2025	12/29/2030	Containers and Packaging	—		32	—	—
Alpine Acquisition Corp II - Unfunded Revolver (8)	8/27/2025	12/29/2030	Containers and Packaging	—		129	—	—
Amsive Holdings Corporation	3/2/2020	12/10/2026	Media	9.95%	3M SOFR+ 625	19,171	19,128	18,979
Aphix Buyer, Inc.	7/17/2025	07/17/2031	Business Services	8.42%	3M SOFR+ 475	12,797	12,719	12,733
Aphix Buyer, Inc. - Unfunded Term Loan (8)	7/17/2025	07/16/2027	Business Services	—		12,127	—	15
Aphix Buyer, Inc. - Unfunded Revolver (8)	7/17/2025	07/17/2031	Business Services	—		3,995	—	(20)
APT OPCO, LLC - Unfunded Term Loan (8)	9/29/2025	09/30/2027	Healthcare Providers and Services	—		2,729	—	17
APT OPCO, LLC - Unfunded Revolver (8)	9/29/2025	09/30/2031	Healthcare Providers and Services	—		2,729	—	—
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/21/2019	12/31/2027	Media	9.60%	3M SOFR+ 590	11,817	11,800	11,729
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	5/21/2019	12/31/2027	Media	9.60%	3M SOFR+ 590	1,928	1,926	1,914
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver (6)	5/21/2019	12/31/2027	Media	11.50%	Prime + 475	410	410	407
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (8)	5/21/2019	12/31/2027	Media	—	—	2,460	—	(18)
Arcfield Acquisition Corp.	10/28/2024	10/28/2031	Aerospace and Defense	8.67%	3M SOFR+ 500	15,306	15,292	15,229
Arcfield Acquisition Corp. - Unfunded Revolver (6), (8)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	3,547	—	(18)
Archer Lewis, LLC	8/28/2024	08/28/2029	Healthcare Technology	9.45%	3M SOFR+ 575	26,408	26,209	25,880
Archer Lewis, LLC - Unfunded Term Loan (8)	8/28/2024	08/28/2026	Healthcare Technology	—	—	13,292	—	(133)
Archer Lewis, LLC - Funded Revolver	8/28/2024	08/28/2029	Healthcare Technology	9.42%	3M SOFR+ 575	3,252	3,252	3,187
Argano, LLC	9/13/2024	09/13/2029	Business Services	9.18%	3M SOFR+ 550	40,928	40,608	40,518
Argano, LLC - Unfunded Term Loan (8)	9/13/2024	06/03/2027	Business Services	—		1,596	—	(4)
Argano, LLC – Unfunded Revolver (8)	9/13/2024	09/13/2029	Business Services	—	—	1,421	—	(14)
Azureon, LLC (F/K/A Tpcn Midco, LLC)	6/26/2024	06/26/2029	Diversified Consumer Services	9.45%	3M SOFR+ 575	22,355	22,165	22,020
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Unfunded Term Loan (8)	6/26/2024	11/26/2027	Diversified Consumer Services	—		13,499	—	(101)
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Funded Revolver	6/26/2024	06/26/2029	Diversified Consumer Services	9.44%	3M SOFR+ 575	3,505	3,505	3,453
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Unfunded Revolver (8)	6/26/2024	06/26/2029	Diversified Consumer Services	—	—	270	—	(4)
Beacon Behavioral Support Services, LLC	6/21/2024	06/21/2029	Healthcare Providers and Services	9.20%	3M SOFR+ 550	27,728	27,447	27,728
Beacon Behavioral Support Services, LLC - Unfunded Term Loan - 3rd Amendment (8)	6/21/2024	06/21/2027	Healthcare Providers and Services	—	—	19,638	—	196
Beacon Behavioral Support Services, LLC. - Funded Revolver	6/21/2024	06/21/2029	Healthcare Providers and Services	11.25%	—	1,262	1,262	1,262
Beacon Behavioral Support Services, LLC - Unfunded Revolver (8)	6/21/2024	06/21/2029	Healthcare Providers and Services	—	—	841	—	—
Best Practice Associates, LLC	11/7/2024	11/08/2029	Aerospace and Defense	10.42%	3M SOFR+ 675	58,500	57,819	57,183
Best Practice Associates, LLC - Unfunded Revolver (8)	11/7/2024	11/08/2029	Aerospace and Defense	—	—	5,732	—	(129)
Beta Plus Technologies, Inc.	2/29/2024	07/02/2029	Internet Software and Services	9.45%	1M SOFR+ 575	22,599	22,111	22,260
Big Top Holdings, LLC	2/29/2024	02/28/2030	Construction & Engineering	8.95%	3M SOFR+ 525	21,663	21,416	21,663

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Big Top Holdings, LLC - Unfunded Revolver (8)	2/29/2024	02/28/2030	Construction & Engineering	—	—	4,479	—	—
Bioderm, Inc.	8/27/2025	01/31/2028	Healthcare Equipment and Supplies	10.17%	1M SOFR+ 650	987	984	973
Bioderm, Inc. - Funded Revolver	1/30/2023	01/31/2028	Healthcare Equipment and Supplies	10.17%	1M SOFR+ 650	1,071	1,071	1,055
Blackhawk Industrial Distribution, Inc.	6/27/2022	09/17/2026	Distributors	9.10%	3M SOFR+ 540	8,086	8,073	7,844
Blackhawk Industrial Distribution, Inc. - Funded Revolver (6)	6/27/2022	09/17/2026	Distributors	9.10%	3M SOFR+ 540	2,233	2,233	2,166
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	6/27/2022	09/17/2026	Distributors	—	—	1,650	—	(50)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.17%	3M SOFR+ 450	19,256	19,147	19,256
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2024	11/20/2026	Business Services	—	—	10,994	—	82
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2024	11/20/2030	Business Services	—	—	4,398	—	—
Blue Cloud Pediatric Surgery Centers LLC	8/12/2025	01/21/2031	Healthcare Providers and Services	8.67%	3M SOFR+ 500	7,713	7,643	7,598
Blue Cloud Pediatric Surgery Centers LLC - Unfunded Term Loan (8)	8/12/2025	07/30/2027	Healthcare Providers and Services	—	—	2,759	—	(14)
Boss Industries, LLC	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	8.45%	3M SOFR+ 475	12,023	11,953	12,023
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,744	—	—
Burgess Point Purchaser Corporation	8/12/2024	07/25/2029	Auto Components	9.02%	3M SOFR+ 535	18,625	17,605	16,158
By Light Professional IT Services, LLC	7/15/2025	07/15/2031	High Tech Industries	9.17%	1M SOFR+ 550	23,403	23,229	23,052
By Light Professional IT Services, LLC - Unfunded Revolver (6), (8)	7/15/2025	07/15/2031	High Tech Industries	—	—	3,671	—	(55)
Capital Construction, LLC	6/30/2025	10/22/2026	Consumer Services	9.56%	3M SOFR+ 590	7,960	7,934	7,841
Carisk Buyer, Inc.	11/27/2023	12/03/2029	Healthcare Technology	8.67%	3M SOFR+ 500	5,390	5,336	5,403
Carisk Buyer, Inc. - Unfunded Term Loan (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	4,813	—	60
Carisk Buyer, Inc. - Unfunded Term Loan - 1st Amendment (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	3,056	—	31
Carisk Buyer, Inc. - Unfunded Revolver (6), (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	1,750	—	4
Carnegie Dartlet, LLC	2/7/2024	02/07/2030	Professional Services	9.17%	3M SOFR+ 550	33,636	33,256	33,383
Carnegie Dartlet, LLC - Unfunded Revolver (8)	2/7/2024	02/07/2030	Professional Services	—	—	5,405	—	(41)
Cartessa Aesthetics, LLC	6/1/2022	06/14/2028	Distributors	9.70%	3M SOFR+ 600	15,640	15,552	15,562
Cartessa Aesthetics, LLC - Unfunded Revolver (6), (8)	6/1/2022	06/14/2028	Distributors	—	—	1,438	—	(7)
Case Works, LLC	10/1/2024	10/01/2029	Professional Services	8.93%	3M SOFR+ 525	15,914	15,812	15,755
Case Works, LLC - Funded Revolver	10/1/2024	10/01/2029	Professional Services	8.95%	3M SOFR+ 525	3,102	3,102	3,071
Case Works, LLC - Unfunded Revolver (8)	10/1/2024	10/01/2029	Professional Services	—	—	1,007	—	(10)
Cf512, Inc.	8/17/2021	08/20/2026	Media	9.86%	3M SOFR+ 619	10,246	10,221	10,143
Cf512, Inc. - Funded Revolver	8/17/2021	09/01/2026	Media	9.69%	3M SOFR+ 602	86	86	85
Cf512, Inc. - Unfunded Revolver (6), (8)	8/17/2021	09/01/2026	Media	—	—	869	—	(9)
CJX Borrower, LLC	7/8/2021	07/13/2027	Media	9.44%	3M SOFR+ 576	8,380	8,297	8,255
CJX Borrower, LLC - Unfunded Term Loan (8)	7/8/2021	07/13/2027	Media	—	—	224	—	38
CJX Borrower, LLC - Funded Revolver	7/8/2021	07/13/2027	Media	9.44%	3M SOFR+ 576	691	691	681
CJX Borrower, LLC - Unfunded Revolver (8)	7/8/2021	07/13/2027	Media	—	—	543	—	(8)
Coolsys, Inc.	8/27/2025	08/11/2028	Commercial Services & Supplies	8.66%	3M SOFR+ 501	2,279	1,999	1,885
Commercial Fire Protection Holdings, LLC	9/23/2024	09/23/2030	Commercial Services & Supplies	8.20%	3M SOFR+ 450	28,937	28,766	28,937
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (8)	9/23/2024	09/23/2026	Commercial Services & Supplies	—	—	9,592	—	72
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (8)	9/23/2024	09/23/2030	Commercial Services & Supplies	—	—	5,014	—	—
Confluent Health, LLC	3/25/2024	11/30/2028	Healthcare Providers and Services	7.79%	1M SOFR+ 411	4,783	4,453	4,059
Confluent Health, LLC - Amendment No.4 Term Loan	3/25/2024	11/30/2028	Healthcare Providers and Services	8.67%	1M SOFR+ 500	6,860	6,730	6,860
Cornerstone Advisors of Arizona, LLC	5/13/2025	05/13/2032	Consulting Services	8.42%	3M SOFR+ 475	6,269	6,239	6,237
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (8)	5/13/2025	05/13/2032	Consulting Services	—		1,705	—	(9)
Crane 1 Services, Inc.	8/11/2021	08/16/2027	Commercial Services & Supplies	9.53%	3M SOFR+ 586	4,210	4,185	4,147
Crane 1 Services, Inc. - Unfunded Revolver (6), (8)	8/11/2021	08/16/2027	Commercial Services & Supplies	—	—	502	—	(8)
C5MI Acquisition, LLC	7/31/2024	07/31/2029	IT Services	9.67%	3M SOFR+ 600	39,340	38,939	39,340
C5MI Acquisition, LLC - Funded Revolver	7/31/2024	07/31/2029	IT Services	9.67%	3M SOFR+ 600	3,637	3,637	3,637

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
C5MI Acquisition, LLC - Unfunded Revolver (8)	7/31/2024	07/31/2029	IT Services	—	—	5,456	—	—
DRI Holding Inc.	5/23/2024	12/21/2028	Media	9.02%	1M SOFR+ 535	13,100	12,898	12,636
DRS Holdings III, Inc.	10/29/2019	11/01/2028	Chemicals, Plastics and Rubber	8.92%	3M SOFR+ 525	6,560	6,532	6,625
DRS Holdings III, Inc. - Unfunded Revolver (6), (8)	10/29/2019	11/01/2028	Personal Products	—	—	487	—	—
Duggal Acquisition, LLC	9/30/2024	09/30/2030	Marketing Services	8.45%	3M SOFR+ 475	12,401	12,305	12,401
Duggal Acquisition, LLC - Unfunded Term Loan (8)	9/30/2024	09/30/2026	Marketing Services	—	—	2,235	—	22
Duggal Acquisition, LLC - Unfunded Revolver (8)	9/30/2024	09/30/2030	Marketing Services	—	—	5,605	—	—
DX Electric Company, LLC	10/1/2025	10/01/2031	Electronic Equipment, Instruments, and Components	8.94%	3M SOFR+ 525	7,029	6,980	7,029
DX Electric Company, LLC - Unfunded Revolver (8)	10/1/2025	10/01/2031	Electronic Equipment, Instruments, and Components	—	—	1,257	—	—
Dynata, LLC - First Out Term Loan	7/15/2024	07/17/2028	Business Services	8.91%	3M SOFR+ 526	2,353	2,266	2,296
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Business Services	9.41%	3M SOFR+ 576	14,598	14,132	7,372
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare Providers and Services	8.67%	3M SOFR+ 500	7,900	7,869	7,900
Emergency Care Partners, LLC - Unfunded Term Loan (8)	10/18/2024	10/19/2026	Healthcare Providers and Services	—	—	4,320	—	—
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2024	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	—
EDS Buyer, LLC	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	8.17%	3M SOFR+ 450	10,512	10,426	10,512
EDS Buyer, LLC. - Unfunded Revolver (6), (8)	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	—
Efficient Collaborative Retail Marketing Company, LLC	10/23/2018	09/30/2026	Media: Diversified and Production	10.68%	3M SOFR+ 701	8,734	8,756	7,337
				(PIK 2.5%)
ETE Intermediate II, LLC	5/24/2023	05/29/2029	Diversified Consumer Services	8.67%	3M SOFR+ 500	1,647	1,638	1,647
ETE Intermediate II, LLC - Funded Revolver	5/24/2023	05/29/2029	Diversified Consumer Services	8.67%	3M SOFR+ 500	110	110	110
ETE Intermediate II, LLC - Unfunded Revolver (8)	5/24/2023	05/29/2029	Diversified Consumer Services	—	—	1,546	—	—
Eval Home Care Solutions Intermediate, LLC	5/10/2024	05/10/2030	Healthcare, Education and Childcare	9.42%	1M SOFR+ 575	17,313	17,145	17,313
Eval Home Care Solutions Intermediate, LLC - Unfunded Revolver (8)	5/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	—
Exigo Intermediate II, LLC	8/27/2025	03/15/2027	Software	10.02%	1M SOFR+ 635	4,762	4,762	4,524
Exigo Intermediate II, LLC - Unfunded Revolver (8)	3/10/2022	03/15/2027	Software	—	—	689	—	(34)
Express Wash Acquisition Company, LLC	4/10/2025	04/10/2031	Automobiles	9.90%	3M SOFR+ 625	34,848	34,695	33,889
Express Wash Acquisition Company, LLC - Unfunded Revolver (8)	4/10/2025	04/10/2031	Automobiles	—	—	2,139	—	(59)
First Medical MSO, LLC	6/13/2025	06/13/2031	Healthcare Providers and Services	9.42%	3M SOFR+ 575	7,743	7,674	7,588
First Medical MSO, LLC - Unfunded Term Loan (8)	6/13/2025	06/13/2027	Healthcare Providers and Services	—	—	4,700	—	(47)
First Medical MSO, LLC - Unfunded Revolver (6) (8)	6/13/2025	06/13/2031	Healthcare Providers and Services	—	—	1,000	—	(20)
Five Star Buyer, Inc.	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	12.82%	3M SOFR+ 915	5,184	5,139	5,067
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (8)	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	—	—	370	—	(8)
Galt Newco, LLC	3/27/2026	03/27/2032	Aerospace and Defense	9.21%	—	10,236	10,172	10,172
Galt Newco, LLC - Unfunded Revolver (8)	3/27/2026	03/27/2032	Aerospace and Defense	—	—	4,387	—	—
Gauge ETE Blocker, LLC	5/24/2023	05/21/2029	Diversified Consumer Services	12.56%	—	304	304	304
GGG Midco, LLC	9/27/2024	09/27/2030	Diversified Consumer Services	8.67%	3M SOFR+ 500	31,108	30,845	31,398
GGG Midco, LLC - Unfunded Term Loan (8)	9/27/2024	09/27/2030	Diversified Consumer Services	—		809	—	16
GGG Midco, LLC – Unfunded Revolver (8)	9/27/2024	09/27/2030	Diversified Consumer Services	—	—	1,311	—	7
Global Holdings InterCo, LLC	3/11/2021	09/16/2027	Diversified Financial Services	9.27%	1M SOFR+ 560	4,511	4,467	4,511
Graffiti Buyer, Inc.	8/9/2021	08/10/2027	Trading Companies & Distributors	9.29%	3M SOFR+ 560	5,489	5,427	5,338
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	984	—	(20)
Graffiti Buyer, Inc. - Unfunded Revolver (6), (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	865	—	(24)
Hancock Roofing and Construction, LLC	12/23/2020	12/31/2026	Insurance	9.27%	3M SOFR+ 560	3,916	3,903	3,662
Hancock Roofing and Construction, LLC - Funded Revolver (6)	12/23/2020	12/31/2026	Insurance	9.27%	3M SOFR+ 560	750	750	701
Halo Buyer, Inc.	2/7/2025	08/07/2029	Consumer products	9.67%	1M SOFR+ 600	10,546	10,458	10,493
Halo Buyer, Inc. - Funded Revolver	2/7/2025	08/07/2029	Consumer products	9.67%	1M SOFR+ 600	839	839	835
Halo Buyer, Inc. - Unfunded Revolver (8)	2/7/2025	08/07/2029	Consumer products	—	—	1,883	—	(9)
Harris & Co. LLC	8/9/2024	08/09/2030	Professional Services	8.67%	3M SOFR+ 500	84,526	83,877	84,526

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Harris & Co. LLC - Unfunded Term Loan C (8)	8/9/2024	08/18/2027	Professional Services	—	—	1,564	—	14
Harris & Co. LLC - Funded Revolver	8/9/2024	08/09/2030	Professional Services	8.66%	1M SOFR+ 500	5,772	5,772	5,772
Harris & Co. LLC - Unfunded Revolver (8)	8/9/2024	08/09/2030	Professional Services	—	—	3,848	—	—
Harvest Group Topco Buyer, LLC	3/2/2026	03/02/2032	Media	8.40%	3M SOFR+ 475	33,893	33,724	33,723
Harvest Group Topco Buyer, LLC - Unfunded Term Loan (8)	3/2/2026	03/02/2028	Media	—	—	8,499	—	—
Harvest Group Topco Buyer, LLC - Unfunded Revolver (8)	3/2/2026	03/02/2032	Media	—	—	6,799	—	—
HEC Purchaser Corp.	7/25/2024	06/17/2029	Healthcare, Education and Childcare	8.70%	3M SOFR+ 500	9,126	9,048	9,126
Help/Systems Holdings, Inc.	8/27/2025	11/30/2026	Software	9.76%	3M SOFR+ 610	1,437	1,355	1,234
Highwire Public Relations, LLC	1/12/2026	01/12/2031	Professional Services	8.70%	3M SOFR+ 500	15,000	14,913	14,850
Highwire Public Relations, LLC - Unfunded Term Loan (8)	1/12/2026	01/12/2028	Professional Services	—		7,875	—	(30)
Highwire Public Relations, LLC - Unfunded Revolver (8)	1/12/2026	01/12/2031	Professional Services	—		2,625	—	(26)
Hills Distribution, Inc.	11/2/2023	11/08/2029	Distributors	9.19%	1M SOFR+ 550	17,474	17,318	17,474
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/2/2023	12/05/2027	Distributors	—	—	2,384	—	12
HW Holdco, LLC	1/9/2019	05/10/2027	Media	9.52%	3M SOFR+ 585	12,177	12,175	12,177
HW Holdco, LLC - Unfunded Revolver (6), (8)	1/9/2019	05/11/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	11/23/2021	09/22/2028	Professional Services	8.67%	3M SOFR+ 500	4,431	4,397	4,332
IG Investments Holdings, LLC - Unfunded Revolver (6), (8)	11/23/2021	09/22/2028	Professional Services	—	—	722	—	(16)
Imagine Acquisitionco, Inc. - Unfunded Revolver (8)	11/4/2021	11/16/2027	Software	—	—	1,193	—	(24)
Impact Advisors, LLC	3/21/2025	03/19/2032	Business Services	8.17%	3M SOFR+ 450	7,384	7,352	7,384
Impact Advisors, LLC - Unfunded Term Loan (8)	3/21/2025	03/21/2027	Business Services	—	—	9,665	—	48
Impact Advisors, LLC - Funded Revolver	3/21/2025	03/19/2032	Business Services	10.25%	—	1,167	1,167	1,167
Impact Advisors, LLC - Unfunded Revolver (8)	3/21/2025	03/19/2032	Business Services	—	—	778	—	—
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Commercial Services & Supplies	9.20%	3M SOFR+ 550	14,780	14,708	14,780
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Commercial Services & Supplies	9.20%	3M SOFR+ 550	CAD 1,695	1,227	1,215
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (8)	12/21/2022	10/30/2026	Commercial Services & Supplies	—	—	7,069	—	35
Infinity Home Services Holdco, Inc. - Funded Revolver	12/21/2022	12/28/2028	Commercial Services & Supplies	11.75%	—	323	323	323
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/21/2022	12/28/2028	Commercial Services & Supplies	—	—	969	—	—
Infolinks Media Buyco, LLC	2/22/2024	11/02/2026	Media	9.45%	3M SOFR+ 575	10,152	10,137	9,746
Inovex Information Systems Incorporated	12/17/2024	12/17/2030	Software	8.92%	Prime + 525	7,900	7,852	7,782
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2024	12/17/2026	Software	—	—	2,800	—	(42)
Inovex Information Systems Incorporated - Funded Revolver	12/17/2024	12/17/2030	Software	11.00%	3M SOFR+ 425	490	490	483
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2024	12/17/2030	Software	—	—	3,009	—	(45)
Integrity Health Purchaser, LLC	2/2/2026	02/02/2032	Healthcare Providers and Services	9.70%	—	3,990	3,952	3,950
Integrity Health Purchaser, LLC - Unfunded Revolver (8)	2/2/2026	02/02/2032	Healthcare Providers and Services	—	—	800	—	(8)
Inventus Power, Inc.	6/29/2023	06/30/2026	Electronic Equipment, Instruments, and Components	11.29%	3M SOFR+ 761	4,863	4,858	4,863
Inventus Power, Inc. - Unfunded Revolver (8)	6/29/2023	06/30/2026	Electronic Equipment, Instruments, and Components	—	—	807	—	—
Keel Platform, LLC	1/26/2024	01/20/2031	Metals and Mining	8.44%	3M SOFR+ 475	14,937	14,783	14,825
Keel Platform, LLC - Unfunded Term Loan (8)	1/26/2024	01/20/2031	Metals and Mining	—	—	2,924	—	—
Kinetic Purchaser, LLC (10)	11/8/2021	11/10/2027	Personal Products	—	—	18,483	17,755	10,119
Kinetic Purchaser, LLC - Funded Revolver (10)	11/8/2021	11/10/2026	Personal Products	—	—	2,247	2,172	1,230
Kinetic Purchaser, LLC - Unfunded Revolver (6) (8) (10)	11/8/2021	11/10/2026	Personal Products	—	—	1,262	—	(571)
Lash OpCo, LLC	8/16/2021	09/17/2027	Personal Products	8.77%	1M SOFR+ 510	16,425	16,338	16,137
				(PIK 5.10%)	—
Lash OpCo, LLC - Funded Revolver (6)	8/16/2021	08/16/2026	Personal Products	8.77%	1M SOFR+ 510	266	266	261
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (6) (8)	8/16/2021	08/16/2026	Personal Products	—		2,765	—	(48)
LAV Gear Holdings, Inc.	7/31/2025	07/31/2029	Capital Equipment	9.61%	1M SOFR+ 595	8,177	8,177	6,951
LAV Gear Holdings, Inc. - Incremental TL	7/31/2025	07/31/2029	Capital Equipment	9.61%	1M SOFR+ 594	2,636	2,616	2,636
LAV Gear Holdings, Inc. - Funded Revolver	7/31/2025	07/31/2029	Capital Equipment	9.61%	1M SOFR+ 595	141	141	141
LAV Gear Holdings, Inc. - Unfunded Revolver (6) (8)	7/31/2025	07/31/2029	Capital Equipment	—	—	563	—	—
Ledge Lounger, Inc.	2/7/2022	11/09/2026	Leisure Products	11.35%	3M SOFR+ 765	8,298	8,173	6,410
				(PIK 1.00%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Ledge Lounger, Inc. - Funded Revolver	2/7/2022	11/09/2026	Leisure Products	11.35%	3M SOFR+ 765	722	722	558
				(PIK 1.00%)
LJ Avalon Holdings, LLC	1/18/2023	02/01/2030	Construction & Engineering	8.17%	3M SOFR+ 450	11,771	11,700	11,653
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	1/18/2023	02/17/2028	Construction & Engineering	—	—	3,332	—	(17)
LJ Avalon Holdings, LLC - Unfunded Revolver (6), (8)	1/18/2023	02/01/2029	Construction & Engineering	—	—	2,883	—	(29)
Loving Tan Intermediate II, Inc.	5/24/2023	05/31/2028	Personal Products	8.95%	3M SOFR+ 525	57,511	57,014	57,223
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	5/24/2023	12/31/2026	Personal Products	—	—	6,365	—	32
Loving Tan Intermediate II, Inc. - Unfunded Term Loan - 2nd Amendment (8)	5/24/2023	12/31/2026	Personal Products	—	—	9,172	—	—
Loving Tan Intermediate II, Inc. - Funded Revolver	5/24/2023	05/31/2028	Personal Products	8.95%	3M SOFR+ 525	2,217	2,217	2,206
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	5/24/2023	05/31/2028	Personal Products	—	—	5,173	—	(26)
MAG DS Corp.	9/21/2020	04/01/2027	Aerospace and Defense	9.30%	3M SOFR+ 560	12,137	11,988	12,069
Marketplace Events Acquisition, LLC	12/19/2024	12/20/2030	Media	8.92%	3M SOFR+ 525	34,602	34,381	34,343
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2024	12/20/2030	Media	—	—	3,364	—	(25)
MBS Holdings, Inc.	12/19/2024	04/16/2027	Internet Software and Services	8.77%	3M SOFR+ 510	497	496	497
MBS Holdings, Inc. - Unfunded Revolver (6), (8)	4/14/2021	04/16/2027	Internet Software and Services	—	—	1,157	—	—
MDI Buyer, Inc.	3/16/2023	07/25/2028	Commodity Chemicals	8.42%	3M SOFR+ 475	6,633	6,586	6,633
MDI Buyer, Inc. - Unfunded Term Loan (8)	3/16/2023	07/25/2028	Commodity Chemicals	—	—	2,815	—	21
MDI Buyer, Inc. - Funded Revolver	7/19/2022	07/25/2028	Commodity Chemicals	10.50%	Prime+ 350	1,307	1,307	1,307
MDI Buyer, Inc. - Unfunded Revolver (6), (8)	7/19/2022	07/25/2028	Commodity Chemicals	—	—	571	—	—
Meadowlark Acquirer, LLC	12/9/2021	12/10/2027	Professional Services	9.35%	3M SOFR+ 565	4,322	4,283	4,322
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/9/2021	12/10/2027	Professional Services	—	—	1,693	—	—
Medina Health, LLC	10/16/2023	10/20/2028	Healthcare Providers and Services	9.95%	3M SOFR+ 625	24,367	24,153	24,367
Medina Health, LLC - Unfunded Term Loan (8)	10/16/2023	03/31/2028	Healthcare Providers and Services	—		7,249	—	45
Medina Health, LLC - Unfunded Revolver (8)	10/16/2023	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	—
Megawatt Acquisitionco, Inc.	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	9.17%	3M SOFR+ 550	9,800	9,525	9,604
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	3,250	—	(65)
MOREgroup Holdings, Inc.	1/9/2024	01/16/2030	Construction & Engineering	8.92%	3M SOFR+ 525	19,672	19,473	19,672
MOREgroup Holdings, Inc. - Unfunded Revolver (8)	1/9/2024	01/16/2030	Construction & Engineering	—	—	6,634	—	—
MES Intermediate, Inc.	9/23/2021	10/01/2027	Distributors	8.41%	3M SOFR+ 475	5,673	5,644	5,662
MES Intermediate, Inc. - Funded Revolver	9/23/2021	10/01/2027	Distributors	11.50%	Prime+ 475	142	142	142
MES Intermediate, Inc. - Unfunded Revolver (6) (8)	9/23/2021	10/01/2027	Distributors	—	—	1,161	—	(2)
NBH Group, LLC	8/29/2025	08/19/2026	Healthcare Equipment and Supplies	9.52%	1M SOFR+ 585	2,557	2,557	2,429
NBH Group, LLC - Unfunded Revolver (6), (8)	8/16/2021	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(84)
NORA Acquisition, LLC	8/22/2023	08/31/2029	Healthcare Providers and Services	10.05%	3M SOFR+ 635	20,638	20,374	19,761
NORA Acquisition, LLC - Funded Revolver	8/22/2023	08/31/2029	Healthcare Providers and Services	10.05%	3M SOFR+ 635	2,466	2,466	2,361
NORA Acquisition, LLC - Unfunded Revolver (6), (8)	8/22/2023	08/31/2029	Healthcare Providers and Services	—	—	3,013	—	(128)
North American Rail Solutions, LLC	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.45%	3M SOFR+ 475	24,345	24,232	24,223
North American Rail Solutions, LLC - Unfunded Term Loan (8)	8/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	4,231	—	—
North American Rail Solutions, LLC - Funded Revolver	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.42%	—	508	508	505
North American Rail Solutions, LLC - Unfunded Revolver (8)	8/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	5,415	—	(27)
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Consumer Services	9.20%	3M SOFR+ 550	26,597	26,423	26,132
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	12/29/2023	09/30/2026	Diversified Consumer Services	—	—	5,473	—	(48)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Consumer Services	9.17%	1M SOFR+ 550	1,120	1,120	1,100
Omnia Exterior Solutions, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/31/2029	Diversified Consumer Services	—	—	3,080	—	(54)
One Stop Mailing, LLC	5/26/2021	05/07/2027	Air Freight and Logistics	10.03%	3M SOFR+ 636	12,031	11,992	12,031
ORL Acquisition, Inc. (6)	9/1/2021	09/03/2027	Consumer Finance	13.10%	3M SOFR+ 940	7,930	7,700	4,679
				(PIK 7.50%)
ORL Acquisition, Inc. - Funded Revolver	9/1/2021	09/03/2027	Consumer Finance	11.06%	Prime+ 740	216	216	128
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.42%	3M SOFR+ 575	29,659	29,391	29,214
OSP Embedded Purchaser, LLC - Funded Revolver	12/11/2023	12/17/2029	Aerospace and Defense	11.40%	3M SOFR+ 465	293	293	289
OSP Embedded Purchaser, LLC - Unfunded Revolver (8)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	2,639	—	(40)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Output Services Group, Inc. - First-out Term Loan	11/30/2023	11/30/2028	Business Services	12.16%	3M SOFR+ 843	828	828	828
Output Services Group, Inc. - Last-out Term Loan	11/30/2023	05/30/2028	Business Services	10.41%	3M SOFR+ 668	1,681	1,681	1,681
Pacific Purchaser, LLC	10/2/2023	10/02/2028	Professional Services	9.85%	3M SOFR+ 625	4,888	4,832	4,888
Pacific Purchaser, LLC - Unfunded Revolver (8)	10/2/2023	10/02/2028	Professional Services	—	—	1,799	—	—
PAR Excellence Holdings, Inc.	9/3/2024	09/03/2030	Healthcare Technology	8.67%	3M SOFR+ 500	20,328	20,172	19,921
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	9/3/2024	09/03/2030	Healthcare Technology	—	—	4,692	—	(94)
Paving Lessor Corp.	7/1/2025	07/01/2031	Business Services	8.94%	3M SOFR+ 525	6,391	6,348	6,391
Paving Lessor Corp. - Unfunded Term Loan (8)	7/1/2025	07/01/2027	Business Services	—	—	8,632	—	65
Paving Lessor Corp. - Unfunded Revolver (8)	7/1/2025	07/01/2031	Business Services	—	—	5,755	—	—
Peninsula Pacific Entertainment, LLC	8/15/2025	10/01/2032	Gaming	8.45%	3M SOFR+ 475	18,519	18,378	18,426
PN Buyer, Inc. - Unfunded Term Loan (8)	7/31/2025	07/31/2027	Professional Services	—	—	6,056	—	(30)
PN Buyer, Inc. - Funded Revolver	7/31/2025	07/31/2031	Professional Services	8.17%	3M SOFR+ 450	946	946	937
PN Buyer, Inc. - Unfunded Revolver (8)	7/31/2025	07/31/2031	Professional Services	—	—	568	—	(6)
PCS MIDCO, Inc.	3/1/2024	03/01/2030	Professional Services	9.42%	3M SOFR+ 575	8,711	8,626	8,711
PCS MIDCO, Inc. - Unfunded Term Loan (8)	3/1/2024	06/01/2026	Professional Services	—	—	1,874	—	19
PCS MIDCO, Inc. - Unfunded Term Loan - 3rd Amendment (8)	3/1/2024	03/24/2028	Professional Services	—	—	4,479	—	34
PCS MIDCO, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Professional Services	—	—	1,770	—	—
PD Tri-State Holdco, LLC - Unfunded Term Loan (8)	10/14/2025	10/14/2027	Diversified Consumer Services	—	—	4,140	—	78
PD Tri-State Holdco, LLC - Unfunded Revolver (8)	10/14/2025	10/15/2030	Diversified Consumer Services	—	—	276	—	—
Podean Buyer, LLC	8/4/2025	08/04/2031	Marketing Services	9.70%	3M SOFR+ 600	6,483	6,421	6,418
Podean Buyer, Inc - Unfunded Term Loan (8)	8/4/2025	04/14/2028	Marketing Services	—		5,333	—	48
Podean Buyer, LLC - Unfunded Revolver (8)	8/4/2025	08/04/2031	Marketing Services	—	—	1,579	—	(16)
Project Granite Buyer, Inc.	12/31/2024	12/31/2030	Professional Services	9.42%	3M SOFR+ 575	7,900	7,837	7,900
Pragmatic Institute, LLC (10)	3/28/2025	03/28/2030	Professional Services	—	—	599	572	282
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2024	12/31/2026	Professional Services	—	—	1,708	—	17
Project Granite Buyer, Inc. - Unfunded Revolver (8)	12/31/2024	12/31/2030	Professional Services	—	—	2,846	—	—
Puget Collision, LLC	10/3/2025	10/03/2030	Automobiles	8.42%	3M SOFR+ 475	5,635	5,554	5,579
Puget Collision, LLC - Unfunded Term Loan (8)	10/3/2025	10/03/2027	Automobiles	—	—	24,116	—	(90)
Puget Collision, LLC - Funded Revolver	10/3/2025	10/03/2030	Automobiles	8.45%	3M SOFR+ 475	1,218	1,218	1,206
Puget Collision, LLC - Unfunded Revolver (8)	10/3/2025	10/03/2030	Automobiles	—	—	2,842	—	(28)
Rancho Health MSO, Inc.	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	8.66%	3M SOFR+ 500	2,411	2,404	2,411
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/20/2024	06/30/2026	Healthcare Equipment and Supplies	—	—	3,034	—	28
Rancho Health MSO, Inc. - Unfunded Revolver (6), (8)	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	—	—	3,300	—	—
Real Life Intermediate Holdings LLC	1/16/2026	01/16/2031	Real Estate Management and Development	8.67%	—	2,261	2,240	2,239
Real Life Intermediate Holdings LLC - Unfunded Term Loan (8)	1/16/2026	01/16/2028	Real Estate Management and Development	—	—	3,854	—	39
Real Life Intermediate Holdings LLC - Unfunded Revolver (8)	1/16/2026	01/16/2031	Real Estate Management and Development	—	—	385	—	(4)
Rosco Parent, LLC	9/9/2025	09/12/2031	Business Services	8.42%	3M SOFR+ 475	11,443	11,366	11,443
Rosco Parent, LLC - Funded Revolver	9/9/2025	09/12/2031	Business Services	8.45%	3M SOFR+ 475	2,479	2,479	2,479
Rosco Parent, LLC - Unfunded Revolver (8)	9/9/2025	09/12/2031	Business Services	—	—	404	—	—
Riverpoint Medical, LLC	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	8.17%	3M SOFR+ 450	9,053	9,017	9,053
Riverpoint Medical, LLC - Unfunded Revolver (6), (8)	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	—	—	909	—	—
Ro Health, LLC	1/16/2025	01/17/2031	Healthcare Providers and Services	8.17%	3M SOFR+ 450	15,254	15,162	15,254
Ro Health, LLC - Funded Revolver	1/16/2025	01/17/2031	Healthcare Providers and Services	8.18%	3M SOFR+ 450	1,165	1,165	1,165
Ro Health, LLC - Unfunded Revolver (8)	1/16/2025	01/17/2031	Healthcare Providers and Services	—	—	6,600	—	—
RRA Corporate, LLC	8/15/2024	08/15/2029	Diversified Consumer Services	8.94%	3M SOFR+ 525	25,762	25,558	24,731
RRA Corporate, LLC - Unfunded Term Loan (8)	8/15/2024	08/17/2026	Diversified Consumer Services	—	—	7,119	—	(214)
RRA Corporate, LLC - Funded Revolver	8/15/2024	08/15/2029	Diversified Consumer Services	8.95%	3M SOFR+ 525	940	940	903
RRA Corporate, LLC - Unfunded Revolver (8)	8/15/2024	08/15/2029	Diversified Consumer Services	—	—	5,776	—	(231)
RTIC Subsidiary Holdings, LLC	5/3/2024	05/03/2029	Leisure Products	9.45%	3M SOFR+ 575	42,126	41,660	41,494
RTIC Subsidiary Holdings, LLC - Funded Revolver	5/3/2024	05/03/2029	Leisure Products	9.45%	3M SOFR+ 575	6,356	6,356	6,261
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	5/3/2024	05/03/2029	Leisure Products	—	—	3,060	—	(46)
Rural Sourcing Holdings, Inc.	6/8/2023	06/15/2029	Professional Services	9.42%	3M SOFR+ 575	2,248	2,213	1,871

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Rural Sourcing Holdings, Inc. - Funded Revolver	6/8/2023	06/15/2029	Professional Services	9.45%	3M SOFR+ 575	487	487	406
Rural Sourcing Holdings, Inc. - Unfunded Revolver (6), (8)	6/8/2023	06/15/2029	Professional Services	—	—	373	—	(62)
Sabel Systems Technology Solutions, LLC	10/31/2024	10/31/2030	Government Services	9.67%	3M SOFR+ 600	43,016	42,635	43,016
Sabel Systems Technology Solutions, LLC– Funded Revolver	10/31/2024	10/31/2030	Government Services	11.75%	Prime+ 500	249	249	249
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2024	10/31/2030	Government Services	—	—	4,729	—	—
Safe Haven Defense US, LLC	5/23/2024	05/23/2029	Building Products	9.20%	3M SOFR+ 550	19,736	19,596	19,292
Safe Haven Defense US, LLC - Funded Revolver	5/23/2024	05/23/2029	Building Products	11.25%	Prime+ 450	234	234	228
Safe Haven Defense US, LLC - Unfunded Revolver (8)	5/23/2024	05/23/2029	Building Products	—	—	2,687	—	(60)
Sales Benchmark Index, LLC	12/23/2019	07/07/2026	Professional Services	9.87%	3M SOFR+ 620	2,489	2,488	2,489
Sales Benchmark Index, LLC - Funded Revolver	12/23/2019	07/07/2026	Professional Services	9.90%	3M SOFR+ 620	431	431	431
Sales Benchmark Index, LLC - Unfunded Revolver (6), (8)	12/23/2019	07/07/2026	Professional Services	—	—	646	—	—
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.17%	3M SOFR+ 550	7,900	7,841	7,900
Sath Industries, LLC - Unfunded Revolver (8)	12/17/2024	12/17/2029	Event Services	—	—	2,466	—	—
Schlesinger Global, Inc.	10/24/2019	03/31/2027	Professional Services	9.82%	3M SOFR+ 610	8,124	8,120	7,718
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	10/24/2019	03/31/2027	Professional Services	9.82%	3M SOFR+ 610	1,693	1,693	1,608
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (6), (8)	10/24/2019	03/31/2027	Professional Services	—	—	401	—	(20)
SCP Clinical Research Intermediate Holdings, LLC	1/2/2026	01/02/2032	Healthcare Providers and Services	8.42%	—	6,494	6,465	6,462
SCP Clinical Research Intermediate Holdings. LLC - Unfunded Term Loan (8)	1/2/2026	01/02/2028	Healthcare Providers and Services	—	—	13,753	—	—
SCP Clinical Research Intermediate Holdings. LLC - Unfunded Revolver (8)	1/2/2026	01/02/2032	Healthcare Providers and Services	—	—	5,132	—	(26)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Consumer Services	8.95%	3M SOFR+ 525	12,091	12,009	11,728
Seacoast Service Partners NA, LLC - Unfunded Term Loan (8)	12/20/2024	12/21/2026	Diversified Consumer Services	—	—	4,097	—	(87)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Consumer Services	8.95%	3M SOFR+ 525	1,295	1,295	1,256
Seacoast Service Partners NA, LLC - Unfunded Revolver (8)	12/20/2024	12/20/2029	Diversified Consumer Services	—	—	828	—	(25)
Seaway Buyer, LLC	7/25/2024	06/13/2029	Chemicals, Plastics and Rubber	9.82%	3M SOFR+ 615	1,918	1,902	1,918
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	IT Services	10.07%	3M SOFR+ 640	18,193	17,979	18,011
Sigma Defense Systems, LLC - Unfunded Term Loan	11/30/2021	12/20/2027	IT Services	—		5,031	—	—
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	IT Services	10.07%	3M SOFR+ 640	891	891	883
Sigma Defense Systems, LLC - Unfunded Revolver (6), (8)	11/30/2021	12/20/2027	IT Services	—	—	2,420	—	(24)
Smile Brands, Inc.	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	9.77%	1M SOFR+ 610	4,622	4,392	3,688
				(PIK 1.50%)
Smile Brands, Inc. - Funded Revolver	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	9.77%	1M SOFR+ 610	1,585	1,585	1,265
Smile Brands, Inc. - Unfunded Revolver (6), (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	2	—	—
Smile Brands, Inc. - Unfunded Revolver - LC (6) (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(20)
Spendmend Holdings, LLC	3/1/2022	03/01/2028	Healthcare Technology	8.85%	3M SOFR+ 515	3,712	3,694	3,712
Spendmend Holdings, LLC - Unfunded Term Loan (8)	3/1/2022	11/25/2026	Healthcare Technology	—	—	2,139	—	11
Spendmend Holdings, LLC - Funded Revolver	3/1/2022	03/01/2028	Healthcare Technology	8.85%	3M SOFR+ 515	149	149	149
Spendmend Holdings, LLC - Unfunded Revolver (8)	3/1/2022	03/01/2028	Healthcare Technology	—	—	743	—	—
STG Distribution, LLC - First Out New Money Term Loans (10)	8/27/2025	10/03/2029	Air Freight and Logistics	—	—	811	705	811
STG Distribution, LLC - Second Out Term Loans (10)	8/27/2025	10/03/2029	Air Freight and Logistics	—	—	1,855	541	45
STG Distribution, LLC - New Money Term Loan	8/27/2025	07/14/2026	Air Freight and Logistics	8.00%	—	529	498	529
SV-Aero Holdings, LLC	10/31/2024	11/01/2030	Aerospace and Defense	8.67%	3M SOFR+ 500	15,081	15,025	15,081
SV-Aero Holdings, LLC - Unfunded Term Loan (8)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	7,259	—	36
Symplr Software, Inc.	8/27/2025	12/20/2027	Software	8.27%	3M SOFR+ 460	677	630	474
Systems Planning And Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	8.45%	3M SOFR+ 475	33,173	33,003	33,173
Systems Planning And Analysis, Inc. - Unfunded Term Loan (8)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	2,131	—	11
Systems Planning And Analysis, Inc. - Unfunded Revolver (8)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	8,364	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2024	01/23/2029	Media	10.20%	3M SOFR+ 650	9,298	9,224	9,042
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	1/23/2024	01/23/2029	Media	12.25%	Prime+ 550	1,844	1,844	1,793
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	1/23/2024	01/23/2029	Media	—	—	582	—	(16)
The Bluebird Group, LLC	7/22/2021	07/28/2026	Professional Services	9.57%	3M SOFR+ 590	7,209	7,196	7,209
The Bluebird Group, LLC - Unfunded Revolver (6), (8)	7/22/2021	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (6)	8/25/2021	08/31/2028	Construction & Engineering	8.77%	1M SOFR+ 510	14,741	14,659	14,668

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
The Vertex Companies, LLC - Funded Revolver	8/25/2021	08/31/2028	Construction & Engineering	8.77%	1M SOFR+ 510	2,554	2,554	2,541
The Vertex Companies, LLC - Unfunded Revolver (6), (8)	8/25/2021	08/31/2028	Construction & Engineering	—	—	2,919	—	(15)
TMII Enterprises, LLC	12/19/2022	12/22/2028	Commercial Services & Supplies	8.17%	3M SOFR+ 450	1,555	1,541	1,555
TMII Enterprises, LLC - Unfunded Revolver (6), (8)	12/19/2022	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
TPC US Parent, LLC	11/15/2019	04/20/2026	Food Products	9.56%	3M SOFR+ 590	11,804	11,800	11,804
TransGo, LLC	12/29/2023	12/29/2028	Auto Components	8.92%	3M SOFR+ 525	20,935	20,754	20,621
TransGo, LLC - Funded Revolver	12/29/2023	12/29/2028	Auto Components	8.92%	3M SOFR+ 525	2,933	2,933	2,889
TransGo, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/29/2028	Auto Components	—	—	2,566	—	(38)
Tyto Athene, LLC	3/26/2021	03/31/2028	IT Services	8.56%	3M SOFR+ 490	11,875	11,808	11,548
Walker Edison Furniture Company, LLC - New Money DIP	8/29/2025	03/01/2029	Wholesale	10.00%	—	243	243	254
Walker Edison Furniture Company, LLC - Unfunded Term Loan (8)	8/29/2025	03/01/2029	Wholesale	—	—	195	—	6
Watchtower Buyer, LLC	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	9.67%	3M SOFR+ 600	12,707	12,594	12,580
Watchtower Buyer, LLC - Funded Revolver	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	9.70%	3M SOFR+ 600	1,890	1,890	1,871
Watchtower Buyer, LLC - Unfunded Revolver (8)	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	—	—	4,410	—	(44)
Wash & Wax Systems, LLC	4/30/2025	04/30/2028	Consumer Services	9.17%	3M SOFR+ 550	6,569	6,662	6,694
Wash & Wax Systems, LLC - Funded Revolver	4/30/2025	04/30/2028	Consumer Services	9.17%	3M SOFR+ 550	565	565	565
Wash & Wax Systems, LLC - Unfunded Revolver (6) (8)	4/30/2025	04/30/2028	Consumer Services	—	—	282	—	—
Total First Lien Secured Debt							$1,982,553	$1,948,853
Subordinate Debt - 1.8% of Net Assets
Beacon Behavioral Holdings, LLC	6/21/2024	06/21/2030	Healthcare Providers and Services	15.00%		5,633	$5,585	$5,633
Integrative Nutrition, LLC - Promissory Note #1	4/17/2025	04/15/2030	Consumer Services	—	—	2,623	2,311	2,282
Integrative Nutrition, LLC - Promissory Note #2	4/17/2025	04/15/2033	Consumer Services	—	—	5,064	2,763	2,026
ORL Holdco, Inc. - Convertible Notes	8/2/2024	03/08/2028	Consumer Finance	18.00%	—	17	17	—
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	8/2/2024	03/08/2028	Consumer Finance	—	—	13	—	(13)
OSP Embedded Purchaser, LP - Convertible Note	11/6/2024	05/08/2030	Aerospace and Defense	12.00%	—	47	471	487
Schlesinger Global, LLC - Promissory Note	2/21/2024	09/30/2027	Professional Services	12.56%	3M SOFR+ 860	66	66	136
StoicLane, Inc. - Convertible Notes	8/15/2024	08/16/2027	Healthcare Technology	12.00%	—	3,051	3,052	3,661
Wash & Wax Systems, LLC - Subordinate Debt	4/30/2025	07/30/2028	Consumer Services	12.00%	—	4,601	4,601	4,601
Total Subordinate Debt							$18,866	$18,813
Preferred Equity - 2.4% of Net Assets(5)
Accounting Platform Holdings, Inc. - Preferred Equity - Series A	8/9/2024		Professional Services	—	—	1,075,900	$1,076	$1,076
Ad.Net Holdings, Inc. - Preferred Equity	5/4/2021		Media	—	—	7,453	745	399
AFC Acquisitions, Inc. Preferred Equity - Series F-2 (7)	12/7/2023		Distributors	—	—	825	1,262	1,068
AFC Acquisitions, Inc. Preferred Equity - Series G-2 (7)	12/7/2023		Distributors	—	—	18	31	25
AFC Acquisitions, Inc. Preferred Equity - Series H-2 (7)	12/7/2023		Distributors	—	—	10	20	16
AFC Acquisitions, Inc. Preferred Equity - Series I-2 (7)	12/7/2023		Distributors	—	—	9	19	15
AFC Acquisitions, Inc. Preferred Equity - Series J-2 (7)	12/7/2023		Distributors	—	—	17	34	26
AFC Acquisitions, Inc. - Preferred Equity - Series K-2 (7)	12/7/2023		Distributors	—	—	38	74	52
48Forty TopCo - Preferred Equity	8/27/2025		Containers and Packaging	—	—	215	1,278	1,278
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Preferred Equity (6), (7)	5/21/2019		Media	—	—	2,018	2,018	1,906
BioDerm Holdings, LP - Preferred Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,218
Cartessa Aesthetics, LLC - Preferred Equity (7)	6/1/2022		Distributors	—	—	1,437,500	1,438	3,460
Connatix Parent, LLC	7/8/2021		Media	—	—	5,311	5	7
Consello Pacific Aggregator, LLC - Preferred Equity (7)	10/2/2023		Professional Services	—	—	1,025,476	973	1,250
C5MI Holdco, LLC - Preferred Equity (7)	7/31/2024		IT Services	—	—	228,900	223	238
EvAL Home Health Solutions, LLC (7)	5/10/2024		Healthcare, Education and Childcare	—	—	876,386	1,455	1,402
Five Star Parent Holdings, LLC - Preferred (Class P)	2/21/2023		Hotels, Restaurants and Leisure	—	—	384	38	130
Gauge Schlesinger Coinvest, LLC - Preferred Equity	4/22/2020		Professional Services	—	—	64	64	4
Hancock Claims Consultants Investors, LLC - Preferred Equity (7)	12/23/2020		Insurance	—	—	116,588	76	—
Harvest Group Topco Intermediate, LLC - Preferred Equity	3/2/2026		Media	—	—	1,771	1,771	1,771
HPA SPQ Aggregator, LP - Preferred Equity	6/8/2023		Professional Services	—	—	52,353	52	—
Imagine Topco. LP - Preferred Equity	11/4/2021		Software	8.00%	—	1,236,027	1,236	1,523
KL Stockton Intermediate, LLC - Preferred Equity - Class C (7)	7/16/2021		Energy Equipment and Services	—	—	24,414	24	334
Knexus Holdco, LLC - Preferred Equity (7)	1/14/2026		Professional Services	—	—	90,111	90	93
Magnolia Topco, LP - Preferred Equity - Class A (7)	7/25/2023		Automobiles	—	—	47	47	2
Magnolia Topco, LP - Preferred Equity - Class A-1 (7)	7/25/2023		Automobiles	—	—	16	16	12
Magnolia Topco, LP - Preferred Equity - Class B (7)	7/25/2023		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	9,360	936	869
NORA Parent Holdings, LLC -Series A Preferred Equity (7)	1/27/2026		Healthcare Providers and Services	—	—	536	236	243
NXOF Holdings, Inc. - Preferred Equity	9/25/2018		IT Services	—	—	1,935	1,935	1,634
ORL Holdco, Inc. - Preferred Equity	9/1/2021		Consumer Finance	—	—	1,327	133	—
Podean Intermediate II, LLC - Preferred Equity	8/4/2025		Marketing Services	—	—	570	570	575
RTIC Parent Holdings, LLC - Preferred Equity - Class A (7)	5/3/2024		Leisure Products	—	—	9	9	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
RTIC Parent Holdings, LLC - Preferred Equity - Class C (7)	5/3/2024		Leisure Products	—	—	18,450	1,215	2,247
RTIC Parent Holdings, LLC - Preferred Equity - Class D (7)	5/3/2024		Leisure Products	—	—	19,584	196	291
SP L2 Holdings, LLC - Preferred Equity	11/4/2021		Leisure Products	—	—	135,240	33	—
SP L2 Holdings, LLC - Unfunded Preferred Equity (8)	11/4/2021		Leisure Products	—	—	77,280	—	(19)
TPC Holding Company, LP - Preferred Equity	12/4/2019		Food Products	—	—	409	409	476
TWD Parent Holdings, LLC - Preferred Equity	8/25/2021		Construction & Engineering	—	—	41	39	61
UniTek Global Services, Inc. - Super Senior Preferred Equity	1/13/2015		Telecommunications	20.00%	—	320,711	323	797
UniTek Global Services, Inc. - Senior Preferred Equity	1/13/2015		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. - Preferred Equity	1/13/2015		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity							$22,551	$24,479
Common Equity/Warrants - 19.0% of Net Assets(5)
A1 Garage Equity, LLC - Common Equity (7)	12/19/2022		Commercial Services & Supplies	—	—	647,943	$648	$1,460
ACP Big Top Holdings, LP - Common Equity	2/29/2024		Construction & Engineering	—	—	3,000,500	2,883	5,426
Ad.Net Holdings, Inc. - Common Equity	5/4/2021		Media	—	—	8,281	83	—
Aechelon InvestCo, LP	8/16/2024		Aerospace and Defense	—	—	29,506	2,992	45,284
Aechelon InvestCo, LP - Unfunded Common Equity (8)	8/16/2024		Aerospace and Defense	—	—	31,675	—	—
Aftermarket Drivetrain Products Holdings, LLC - Common Equity	12/29/2023		Auto Components	—	—	2,632	2,632	4,999
AG Investco - Common Equity (6), (7)	11/5/2018		Software	—	—	7,785	805	22
AG Investco - Unfunded Common Equity (7), (8)	11/5/2018		Software	—	—	1,948	—	(189)
48Forty TopCo LLC - Class A-1 Common Equity	8/27/2025		Containers and Packaging	—	—	215	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Common Equity (7)	5/21/2019		Media	—	—	2,018	—	—
Athletico Holdings, LLC - Common Equity (7)	2/4/2022		Healthcare Providers and Services	—	—	4,678	5,000	3,397
Aphix Topco, Inc. - Common Equity	7/17/2025		Business Services	—	—	819,190	819	735
APT Holdings, LLC - Common Equity (7)	9/29/2025		Healthcare Providers and Services	—	—	855,110	1,152	1,340
Azureon Holdings, LLC (7)	6/26/2024		Diversified Consumer Services	—	—	1,130,707	1,131	717
BioDerm Holdings, LP - Common Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	—	—
Burgess Point Holdings, LP - Common Equity	7/21/2022		Auto Components	—	—	112	114	104
By Light Investco LP - Common Equity (7)	5/15/2017		High Tech Industries	—	—	23,169	211	12,727
Carisk Parent, LP - Common Equity	11/27/2023		Healthcare Technology	—	—	239,680	240	327
Carnegie HoldCo, LLC (7)	2/7/2024		Professional Services	—	—	2,719,600	2,599	2,230
Connatix Parent, LLC - Common Equity	7/8/2021		Media	—	—	182,141	421	116
Crane 1 Acquisition Parent Holdings, LP - Common Equity	8/11/2021		Commercial Services & Supplies	—	—	130	120	202
C5MI Holdco, LLC - Common Equity (7)	7/31/2024		IT Services	—	—	1,659,050	1,659	2,007
Delta InvestCo, LP - Common Equity (7)	12/16/2020		IT Services	—	—	5,499	763	1,273
Delta InvestCo, LP - Unfunded Common Equity (7), (8)	12/16/2020		IT Services	—	—	2,003	—	—
Duggal Equity, LP - Common Equity	9/30/2024		Marketing Services	—	—	686	686	644
EDS Topco, LP - Common Equity	12/19/2022		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	2,080
Events TopCo, LP - Common Equity	12/17/2024		Event Services	—	—	1,016,800	1,017	1,037
Exigo, LLC - Common Equity	3/10/2022		Software	—	—	541,667	542	—
FedHC InvestCo, LP - Common Equity (7)	8/26/2021		Aerospace and Defense	—	—	23,742	810	2,344
FedHC InvestCo, LP - Unfunded Common Equity (7), (8)	8/26/2021		Aerospace and Defense	—	—	3,665	—	—
First Medical Holdings, LLC - Common Equity (7)	6/13/2025		Healthcare Providers and Services	—	—	75,000	750	533
Five Star Parent Holdings, LLC - Common Equity	2/21/2023		Hotels, Restaurants and Leisure	—	—	655,714	656	—
Galt Intermediate, LLC - Common Equity	3/27/2026		Aerospace and Defense	—	—	877,358	877	877
Gauge ETE Blocker, LLC - Common Equity	5/24/2023		Diversified Consumer Services	—	—	374,444	374	375
Gauge Lash Coinvest, LLC - Common Equity	12/4/2019		Personal Products	—	—	1,485,953	227	2,432
Gauge Lash Coinvest, LLC - Common Equity - Class AA Units	12/4/2019		Personal Products	—	—	108,546	586	178
Gauge Lash Coinvest, LLC - Common Equity - Class AAA Units	12/4/2019		Personal Products	—	—	462,888	776	758
Gauge Loving Tan, LP - Common Equity	12/4/2019		Personal Products	—	—	2,914,701	2,915	3,616
Gauge Schlesinger Coinvest, LLC - Common Equity	4/22/2020		Professional Services	—	—	465	476	32
GCP Boss Holdco, LLC	12/27/2024		Independent Power and Renewable Electricity Producers	—	—	2,194,800	2,195	3,292
GCOM InvestCo, LP - Common Equity	6/22/2021		IT Services	—	—	19,184	3,342	2,490
GGG Topco, LLC (7)	9/27/2024		Diversified Consumer Services	—	—	2,759,800	2,760	6,463
GMP Hills, LP - Common Equity	11/2/2023		Distributors	—	—	4,430,843	4,431	6,691
Hancock Claims Consultants Investors, LLC - Common Equity (7)	12/23/2020		Insurance	—	—	450,000	448	—
Harvest Group Topco Intermediate, LLC - Common Equity	3/2/2026		Media	—	—	1,771	—	—
HPA SPQ Aggregator, LP - Common Equity	6/8/2023		Professional Services	—	—	750,399	750	—
HV Watterson Holdings, LLC - Common Equity	6/13/2022		Professional Services	—	—	100,000	100	—
Icon Partners V C, LP - Common Equity	12/20/2021		Internet Software and Services	—	—	2,002,138	2,002	1,427
Icon Partners V C, LP - Unfunded Common Equity (8)	12/20/2021		Internet Software and Services	—	—	497,862	—	(143)
Imagine Topco. LP - Common Equity	11/4/2021		Software	—	—	1,236,027	—	—
Integrity Health Intermediate, LLC - Common Equity (7)	2/2/2026		Healthcare Providers and Services	—	—	80,000	800	810
IHS Parent Holdings, LP - Common Equity	12/21/2022		Commercial Services & Supplies	—	—	1,218,045	1,218	1,462
ITC Infusion Co-invest, LP - Common Equity (7)	2/16/2022		Healthcare Equipment and Supplies	—	—	116,032	1,229	2,992
Kinetic Purchaser, LLC - Common Equity - Class A	11/8/2021		Personal Products	—	—	1,734,775	1,735	—
Kinetic Purchaser, LLC - Common Equity - Class AA	11/8/2021		Personal Products	—	—	153,339	179	—
KL Stockton Co-Invest, LP - Common Equity (7)	7/16/2021		Energy Equipment and Services	—	—	382,353	386	(1)
Knexus Holdco, LLC - Common Equity (7)	1/14/2026		Professional Services	—	—	231,658	232	231
Lightspeed Investment Holdco, LLC - Common Equity (6)	1/21/2020		Healthcare Technology	—	—	585,587	586	2,766

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
LJ Avalon, LP - Common Equity	1/18/2023		Construction & Engineering	—	—	1,638,043	1,638	2,817
Marketplace Events Acquisition, LLC - Common Equity	12/19/2024		Media	—	—	40,990	4,099	5,244
Magnolia Topco, LP - Common Equity - Class A (7)	7/25/2023		Automobiles	—	—	46,974	—	—
Magnolia Topco, LP - Common Equity - Class B (7)	7/25/2023		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP - Common Equity	7/19/2022		Commodity Chemicals	—	—	11,078	1,124	1,170
Meadowlark Title, LLC - Common Equity (7)	12/9/2021		Professional Services	—	—	819,231	806	336
Megawatt Acquisition Partners, LLC - Common Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	1,040	104	—
Municipal Emergency Services, Inc. - Common Equity	9/28/2021		Distributors	—	—	1,973,370	2,005	3,828
NEPRT Parent Holdings, LLC - Common Equity (7)	1/27/2021		Leisure Products	—	—	1,494	1,438	495
New Insight Holdings, Inc. (6)	7/15/2024		Business Services	—	—	203,819	3,565	2,322
New Medina Health, LLC - Common Equity (7)	10/16/2023		Healthcare Providers and Services	—	—	2,672,646	2,673	6,300
NFS - CFP Holdings LLC - Common Equity	9/13/2024		Commercial Services & Supplies	—	—	1,337,017	1,337	1,859
NORA Parent Holdings, LLC - Common Equity (7)	8/22/2023		Healthcare Providers and Services	—	—	2,544	2,525	18
North Haven Saints Equity Holdings, LP - Common Equity (7)	2/25/2022		Healthcare Technology	—	—	223,602	224	226
NXOF Holdings, Inc. - Common Equity	9/25/2018		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP - Common Equity	3/28/2024		Aerospace and Defense	—	—	211,940	2,119	2,446
OES Co-Invest, LP - Common Equity - Class A	5/31/2024		Diversified Consumer Services	—	—	1,560	1,580	1,708
OHCP V BC COI, LP - Common Equity	12/13/2021		Distributors	—	—	1,178,682	1,179	731
OHCP V BC COI, LP - Unfunded Common Equity (8)	12/13/2021		Distributors	—	—	71,318	—	(27)
ORL Holdco, Inc. - Common Equity	9/1/2021		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP - Common Equity	12/11/2023		Aerospace and Defense	—	—	1,728	1,728	1,786
Output Services Group, Inc. - Common Equity (6)	11/30/2023		Business Services	—	—	127,369	1,155	693
OSP PAR Aggregator, LP - Common Equity	9/3/2024		Healthcare Technology	—	—	3,160	3,171	2,404
Paving Parent, LLC - Common Equity (7)	7/1/2025		Business Services	—	—	3,057	3,057	4,598
PN Buyer, Inc. - Common Equity	7/31/2025		Professional Services	—	—	1,901,412	1,901	1,426
PCS Parent, LP	3/1/2024		Professional Services	—	—	423,247	423	466
PLB Brands LLC - Common Equity	3/25/2026		Textiles, Apparel and Luxury Goods	—	—	694,989	695	695
Podean Intermediate II, LLC - Common Equity	11/18/2025		Marketing Services	—	—	570	—	—
Pragmatic Holdco, Inc. - Common Equity	11/5/2021		Professional Services	—	—	18	—	—
Project Granite Holdings, LLC	8/4/2025		Professional Services	—	—	1,139	450	625
Quad (U.S.) Co-Invest, LP - Common Equity	3/28/2025		Professional Services	—	—	235,194	235	375
QuantiTech InvestCo, LP - Common Equity (7)	12/31/2024		Aerospace and Defense	—	—	696	—	98
QuantiTech InvestCo, LP - Unfunded Common Equity (7) (8)	10/3/2022		Aerospace and Defense	—	—	1,667	—	—
QuantiTech InvestCo II, LP - Common Equity (7)	5/1/2020		Aerospace and Defense	—	—	40	12	7
Real Life Intermediate, LLC - Common Equity	1/26/2026		Real Estate Management and Development	—	—	451,284	672	690
RFMG Parent, LP - Common Equity	5/1/2020		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,615
Ro Health Holdings, Inc. - Common Equity	5/1/2020		Healthcare Providers and Services	—	—	536,400	536	855
Rosco Topco, LLC - Common Equity	12/16/2020		Business Services	—	—	1,517,241	1,517	1,426
Safe Haven Defense Holdco LLC - Common Equity- Class A-1 (7)	1/16/2025		Building Products	—	—	60	596	46
Safe Haven Defense Holdco LLC - Common Equity- Class A-2	1/16/2025		Building Products	—	—	5	45	4
SBI Holdings Investments, LLC - Common Equity	9/9/2025		Professional Services	—	—	64,634	646	645
Sabel InvestCo, LP. - Common Equity (7)	5/23/2024		Government Services	—	—	89,712	2,271	3,218
Sabel InvestCo, LP. - Unfunded Common Equity (7) (8)	12/23/2019		Government Services	—	—	131,286	—	—
Seaway Topco, LP - Common Equity	10/31/2024		Chemicals, Plastics and Rubber	—	—	296	296	25
Seacoast Service Partners, LLC - Common Equity	10/31/2024		Diversified Consumer Services	—	—	429	549	464
SP L2 Holdings, LLC - Common Equity	6/8/2022		Leisure Products	—	—	52,821,386	374	—
SP DXE Holdings, LLC - Common Equity (7)	12/20/2024		Electronic Equipment, Instruments, and Components	—	—	553,592	554	648
StellPen Holdings, LLC (CF512, Inc.) - Common Equity	10/1/2025		Media	—	—	161,538	162	110
SV-Aero Holdings, LLC - Common Equity (7)	7/11/2018		Aerospace and Defense	—	—	61	489	1,713
TAC Lifeport Holdings, LLC - Common Equity (7)	8/17/2021		Aerospace and Defense	—	—	533,833	502	1,190
TCG 3.0 Jogger Co-Invest, LP - Common Equity	12/6/2023		Media	—	—	9,108	1,760	789
Tower Arch Infolinks Media, LP - Common Equity (7)	2/24/2021		Media	—	—	247,428	23	112
Tower Arch Infolinks Media, LP - Unfunded Common Equity (7) (8)	1/22/2024		Media	—	—	118,179	—	(65)
TPC Holding Company, LP - Common Equity	10/27/2021		Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC - Common Equity	10/27/2021		Construction & Engineering	—	—	824	4	15
Tinicum Space Coast Co-Invest, LLC (7)	12/4/2019		Aerospace and Defense	—	—	466	4,508	5,698
UniTek Global Services, Inc. - Common Equity	8/25/2021		Telecommunications	—	—	213,739	—	—
UniVista Insurance - Common Equity (7)	10/29/2024		Insurance	—	—	400	—	85
Wash & Wax Group, LP - Common Equity (7)	1/13/2015		Consumer Services	—	—	2,747	4,941	1,721
Watchtower Holdings, LLC - Common Equity (7)	6/14/2021		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,340
WCP Ivyrehab Coinvestment, LP - Common Equity - Incremental (7)	4/30/2025		Healthcare Providers and Services	—	—	204	208	288
WCP Ivyrehab Coinvestment, LP - Common Equity (7)	11/29/2023		Healthcare Providers and Services	—	—	3,651	3,853	5,146
WCP Ivyrehab Coinvestment, LP - Unfunded Common Equity (7) (8)	6/27/2022		Healthcare Providers and Services	—	—	188	—	—
White Tiger Newco, LLC - Common Equity (6)	6/27/2022		Capital Equipment	—	—	38,019	2,899	—
Unitek Global Services, Inc. - Warrants	6/27/2022		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC - Warrants (7)	7/31/2025		Hotels, Restaurants and Leisure	—	—	87,345	—	879
Total Common Equity/Warrants							$127,955	$196,866

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							$2,151,925	$2,189,011
Investments in Controlled, Affiliated Portfolio Companies - 37.7% of Net Assets (3), (4)
First Lien Secured Debt - 29.2% of Net Assets
PennantPark Senior Secured Loan Fund I, LLC (6), (9)	8/10/2020	05/07/2029	Financial Services	11.68%	3M SOFR+ 800	237,650	$237,650	$237,650
PennantPark Senior Secured Loan Fund II, LLC (6), (9)	11/18/2025	08/08/2032	Financial Services	11.66%	3M SOFR+ 800	65,625	65,625	65,625
Total First Lien Secured Debt							$303,275	$303,275
Equity Interests - 8.5% of Net Assets
PennantPark Senior Secured Loan Fund I LLC - Common Equity (6), (9)	8/10/2020		Financial Services	—	—	163,100	$163,100	$60,116
PennantPark Senior Secured Loan Fund II LLC - Common Equity (6), (9)	11/18/2025		Financial Services	—	—	28,125	28,125	27,879
Total Equity Interests							$191,225	$87,995
Total Investments in Controlled, Affiliated Portfolio Companies							$494,500	$391,270
Total Investments - 248.4% of Net Assets (11), (12)							$2,646,425	$2,580,281
Cash Equivalents - 3.0% of Net Assets
BlackRock Federal FD Institutional 30 (Money Market Fund)				3.54%			$18	$18
Blackrock Liq Fedfund Gov CL Inst (Money Market Fund)				3.54%			9,159	9,159
JPMorgan US Dollar Liquidity Inst (Money Market Fund)				3.65%			4,870	4,870
JPMorgan U.S. Government (Money Market Fund)				3.46%			2,652	2,652
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.56%			14,728	14,728
Total Cash Equivalents							$31,427	$31,427
Cash - 8.7% of Net Assets
Cash							$90,446	$90,444
Total Cash							$90,446	$90,444
Total Investments, Cash Equivalents, and Cash - 260.2% of Net Assets							$2,768,298	$2,702,152
Liabilities in Excess of Other Assets - (160.2)% of Net Assets								(1,663,495)
Net Assets - 100%								$1,038,657

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
(5)
Non-income producing securities.
(6)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2036-R Asset-Backed Debt and are not held through PennantPark CLO I, Ltd; 3) do not secure the 2038-R Asset-Backed Debt and are not held through PennantPark CLO VIII, Ltd. and 4) do not secure the 2037 Asset-Backed Debt and are not held through PennantPark CLO 11, LLC.
(7)
Investment is held through our Taxable Subsidiary.
(8)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2026, qualifying assets represented 86% of our total assets and non-qualifying assets represented 14% of our total assets.
(10)
Non-accrual security.
(11)
As of March 31, 2026, all investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S companies were $2,646.4 million, $2,580.3 million, and 248.4%
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

MARCH 31, 2026

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

In February 2026, the 2036 Asset-Backed Debt was refinanced through a $356.5 million debt securitization in the form of a collateralized loan obligation, or the "2038-R Asset-Backed Debt". The Company retained $69.5 million of the debt securitization. The replacement debt matures in April 2038. The replacement debt was 100% funded at closing. The 2038-R Asset-Backed Debt is secured by a carefully constructed portfolio of the 2038-R Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. See Note 10.

In February 2025, the 2037 Securitization Issuer completed a $474.6 million term debt securitization (the “2037 Debt Securitization”). The Company initially retained $85.1 million of subordinated notes and $28.5 million of BBB-(sf) Class D Notes of the debt securitization issued by the 2037 Securitization Issuer. In November 2025, the Company sold $28.5 million of the previously retained Class D Notes. The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio of the 2037-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2037 Asset-Backed Debt matures on April 20, 2037. See Note 10.

In March 2021 and October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

price per note of 99.4% and 101.5% respectively. Interest on the 2026 Notes is paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system. The 2026 Notes were repaid in full on April 1, 2026.

In March 2026, we issued $200.0 million in aggregate principal amount of our 2029 Notes at a public offering price per note of 99.3%. Interest on the 2029 Notes is paid semiannually on March 4 and September 4 of each year, at a rate of 6.75% per year, commencing September 4, 2026. The effective interest rate is 7.00%. The 2029 Notes mature on March 4, 2029 and may be redeemed in whole or in part at our option subject to make whole premium if redeemed more than three months prior to maturity. The 2029 Notes, are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2029 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2029 Notes on any securities exchange or automated dealer quotation system.

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

During the three and six months ended March 31, 2026, we did not issue any shares of our common stock under the ATM Programs. During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock under the ATM Programs, respectively, at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2026, we did not incur any legal and other offering costs associated with establishing the ATM Programs. During the three and six months ended March 31, 2025, we incurred $0.2 million and $0.2 million of legal and other offering costs associated with establishing the ATM Programs. As of March 31, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended (the "Commodity Exchange Act"). The Investment Adviser intends to continue to affirm the exclusion on an annual basis and therefore, does not expect to be subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

MARCH 31, 2026

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2026, we had three portfolio companies on non-accrual status, representing 0.8% and 0.5% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2025, we had three portfolio companies on non-accrual status, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

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

For the three and six months ended March 31, 2026, we recorded a provision for taxes on net investment income of less than $0.1 million and $0.3 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million, respectively, pertaining to federal excise tax.

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

MARCH 31, 2026

(Unaudited)

not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

For the three and six months ended March 31, 2026, the Company recorded a provision for taxes of $(0.3) million and $0.3 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2025, the Company recorded a provision for taxes of $0.5 million and $1.1 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2026, and September 30, 2025, $1.6 million and $1.9 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2026, the Company recorded a provision for taxes of zero, respectively, relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2025, the Company recorded a provision for taxes of less than $(0.1) million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2026 and 2025, the Taxable Subsidiary did not make any federal tax payments on realized gains on the sale of investments held by the Taxable Subsidiary.

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

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the 2024 ATM Program. The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and six months ended March 31, 2026, we did not issue any shares of our common stock under the ATM Programs. During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock under the ATM Programs, respectively, at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2026, we did not incur any legal and other offering costs associated with establishing the ATM Programs. During the three and six months ended March 31, 2025, we incurred $0.2 million and $0.2 million of legal and other offering costs associated with establishing the ATM Programs. As of March 31, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, we will generally not consolidate our investment in a company other than an investment company wholly owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I, 2036 Securitization Issuers, the 2036-R Securitization Issuers, 2037 Securitization Issuer, the

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

2038-R Securitization Issuers and PTSF and PTSF's GP (effective, August 27, 2025; see Note 1) in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL or PSSL II. See further description of our investment in PSSL and PSSLII in Note 4.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2026. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. For providing these services, the Investment Adviser receives a fee from us consisting of two components - a base management fee and an incentive fee. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2026, we recorded a base management fee of $6.4 million and $13.2 million, respectively, paid by us to the Investment Adviser. For the three and six months ended March 31, 2025, we recorded a base management fee of $5.6 million and $10.9 million, respectively, paid by us to the Investment Adviser.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2026, we recorded $6.4 million and $13.1 million, respectively, related to incentive fees on net investment income, paid by us to the Investment Adviser. For the three and six months ended March 31, 2025, we recorded $6.3 million and $13.8 million, respectively, related to incentive fees on net investment income, paid by us to the Investment Adviser.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2026 and 2025, the Company did not pay an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2026 and 2025 was zero.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2026. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2026, we recorded administrative expenses of $0.7 million and $1.4 million, related to expenses the Company incurred for services described above, respectively. For the three and six months ended March 31, 2025, we recorded administrative expenses of $0.5 million and $0.9 million related to expenses the Company incurred for services described above, respectively.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2026 and 2025.

For the three and six months ended March 31, 2026, we sold $56.9 million and $189.4 million in investments to PSSL at fair value, respectively, and recognized $(0.1) million and $0.2 million of net realized gain (losses). For the three and six months ended March 31, 2025, we sold $52.9 million and $240.6 million in investments to PSSL at fair value, respectively, and recognized zero and $(0.1) million of net realized gain (losses).

For the three and six months ended March 31, 2026, we sold $148.1 million and $344.6 million in investments to PSSL II at fair value, respectively, and recognized $0.5 million and $1.0 million of net realized gain (losses). For the three and six months ended March 31, 2025, we sold zero investments to PSSL II at fair value and recognized zero net realized gain (losses).

For the three and six months ended March 31, 2026 and 2025, we sold no investments to PTSF.

As of March 31, 2026 and September 30, 2025, the Company had a receivable from the Administrator of $0.1 million and $0.3 million, respectively, presented as due from affiliate on the Consolidated Statements of Assets and Liabilities. This amount relates to agency fees collected on behalf of the Company.

As of March 31, 2026 and September 30, 2025, the Company had a receivable from PSSL II of $0.9 million and zero, respectively, presented as a distribution receivable on the Consolidated Statements of Assets and Liabilities. This amount relates to a dividend distribution.

As of March 31, 2026 and September 30, 2025, PFLT had a payable to PSSL and the Investment Adviser of zero and $0.7 million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and the Investment Adviser from the Company in connection with trades between the funds and wind down of PTSF.

4. INVESTMENTS

For the three and six months ended March 31, 2026, purchases of investments, including payment-in-kind ("PIK") interest totaled $296.3 million and $599.0 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2026, totaled $328.0 million and $769.5 million, respectively. For the three and six months ended March 31, 2025, purchases of investments, including payment-in-kind ("PIK") interest totaled $295.0 million and $903.3 million, respectively. Sales and repayments of the investments for the three and six months ended March 31, 2025, totaled $122.4 million and $523.7 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	March 31, 2026		September 30, 2025
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,982,553	$1,948,853	$2,289,071	$2,275,982
First lien in PSSL	237,650	237,650	237,650	237,650
First Lien in PSSL II	65,625	65,625	—	—
Second Lien	—	—	995	995
Subordinate debt	18,866	18,813	17,387	17,986
Equity	150,506	221,345	150,565	196,397
Equity interests in PSSL	163,100	60,116	123,725	44,318
Equity interests in PSSL II	28,125	27,879	—	—
Total investments	2,646,425	2,580,281	2,819,393	2,773,328
Cash and cash equivalents	121,873	121,871	122,684	122,688
Total investments and cash and cash equivalents	$2,768,298	$2,702,152	$2,942,077	$2,896,016

The table below describes investments by industry classification by cost and fair value and enumerates the percentage of the total net asset value in such industries:

Industry Classification	March 31, 2026 (1)				September 30, 2025 (1)
	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage
Aerospace and Defense	$205,014	$251,979	12%	24%	$222,607	$236,703	10%	22%
Professional Services	221,792	219,229	10%	21%	252,226	248,621	10%	23%
Media	186,885	184,864	8%	18%	169,182	169,013	7%	16%
Healthcare Providers and Services	160,133	160,893	7%	15%	195,695	199,549	8%	19%
Diversified Consumer Services	132,306	133,846	6%	13%	121,706	120,861	5%	11%
Business Services	130,206	123,494	6%	12%	171,987	169,086	7%	16%
IT Services	105,340	103,905	5%	10%	123,257	125,392	5%	12%
Personal Products	102,180	93,547	4%	9%	99,851	99,069	4%	9%
Distributors	79,729	84,981	4%	8%	84,194	88,795	4%	8%
All Other	89,371	79,719	4%	9%	112,159	102,794	3%	10%
Construction & Engineering	74,366	78,455	4%	8%	106,806	110,299	4%	10%
Healthcare Technology	66,085	67,515	3%	7%	103,230	105,500	4%	10%
Commercial Services & Supplies	56,072	57,924	3%	6%	70,373	73,060	3%	7%
Leisure Products	60,176	57,691	3%	6%	97,385	95,499	4%	9%
Electronic Equipment, Instruments, and Components	50,234	51,287	2%	5%	43,733	44,241	2%	4%
Government Services	45,155	46,483	2%	4%	28,870	29,837	1%	3%
Auto Components	44,038	44,733	2%	4%	31,104	32,224	1%	3%
Automobiles	41,550	40,511	2%	4%	34,935	34,207	1%	3%
High Tech Industries	23,440	35,724	2%	3%	41,135	56,769	2%	5%
Healthcare, Education and Childcare	27,648	27,841	1%	3%	36,349	36,530	1%	3%
Consumer Services	29,777	25,730	1%	2%	28,840	28,878	1%	3%
Manufacturing/Basic Industry	24,740	24,701	1%	2%	56,192	56,192	2%	5%
Internet Software and Services	24,609	24,041	1%	2%	39,660	40,012	2%	4%
Healthcare Equipment and Supplies	19,625	21,690	1%	2%	29,575	31,850	1%	3%
Marketing Services	19,982	20,092	1%	2%	19,307	19,365	1%	2%
Building Products	20,471	19,510	1%	2%	20,322	19,964	1%	2%
Gaming	18,378	18,426	1%	2%	14,852	14,974	1%	2%
Software	17,672	15,708	1%	2%	17,716	17,453	1%	2%
Independent Power and Renewable Electricity Producers	14,148	15,315	1%	1%	20,028	21,134	1%	2%
Metals and Mining	14,783	14,825	1%	1%	14,437	14,447	1%	1%
Air Freight and Logistics	13,736	13,416	—	1%	14,122	13,785	1%	1%
Media: Diversified and Production	8,756	7,337	—	1%	12,478	11,534	—	1%
Food Products	12,231	12,280	—	1%	12,681	12,602	1%	1%
Consumer products	11,297	11,319	—	1%	11,024	11,121	0%	0%
Total	$2,151,925	$2,189,011	100%	211%	$2,458,018	$2,491,360	100%	232%

(1) Excludes investments in PSSL and PSSL II

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2026 and September 30, 2025, PSSL had total assets of $1,248.8 million and $1,153.7 million, respectively, and its investment portfolio consisted of investments in 120 and 117 portfolio companies, respectively. As of March 31, 2026, at fair value, the largest investment in a single portfolio company in PSSL was $24.9 million and the five largest investments totaled $111.9 million. As of September 30, 2025, at fair value,

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2026 and September 30, 2025, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $163.1 million ($26.3 million remaining unfunded) and $123.7 million ($65.6 remaining unfunded), respectively. During the three and six months ended March 31, 2026, the Company made capital contributions of zero and approximately $39.4 million of assets at their most recent fair market value as of the date of the transaction.

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

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt matures in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary as of March 31, 2026.

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

In April 2025, PSSL through its wholly owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four-year reinvestment period, twelve-year final maturity $301.0 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL retained all of the subordinated notes through a consolidated subsidiary as of March 31, 2026. The reinvestment period for the term debt securitization ends in April 2029 and the debt matures in April 2037. The proceeds from the debt repaid a portion of PSSL's $325.0 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2026	September 30, 2025
Total investments	$1,209,044	$1,084,649
Weighted average cost yield on income producing investments	9.5%	10.1%
Number of portfolio companies in PSSL	120	117
Largest portfolio company investment	$24,874	$20,901
Total of five largest portfolio company investments	$111,858	$99,270

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 1,737.2% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	8.66%	SOFR+500	19,912	$19,709	$19,414
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.16%	SOFR+550	18,478	18,247	18,478
APT OPCO, LLC	10/23/2025	9/30/2031	Healthcare and Pharmaceuticals	8.70%	SOFR+500	12,438	12,377	12,438
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	9.96%	SOFR+626	12,716	12,707	12,716
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.42%	SOFR+575	11,400	11,400	11,514
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	8.67%	SOFR+500	7,594	7,573	7,594
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.42%	SOFR+475	8,955	8,906	8,910
Alpine Acquisition Corp II - Second out Term Loan	11/30/2026	1/14/2031	Containers and Packaging	—	—	1,048	1,048	1,048
Alpine Acquisition Corp II - Third out Term Loan	11/30/2026	1/14/2031	Containers and Packaging	—	—	1,398	1,398	1,398
Alpine Acquisition Corp II - Unfunded Term Loan	11/30/2026	1/14/2031	Containers and Packaging	—	—	419	-	-
Alpine Acquisition Corp II - Unfunded Revolver	11/30/2026	12/29/2030	Containers and Packaging	—	—	105	-	-
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	12/31/2027	Media: Advertising, Printing & Publishing	9.60%	SOFR+590	10,962	10,931	10,880
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	8.67%	SOFR+500	5,925	5,917	5,895
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.45%	SOFR+575	14,825	14,754	14,528
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.17%	SOFR+550	22,313	22,071	22,090
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.45%	SOFR+575	4,950	4,855	4,876
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.20%	SOFR+550	24,874	24,701	24,874
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.42%	SOFR+675	14,850	14,727	14,516
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.45%	SOFR+575	14,799	14,563	14,577
Big Top Holdings, LLC	6/26/2024	2/28/2030	Business Services	8.95%	SOFR+525	14,594	14,407	14,594
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.17%	SOFR+650	8,753	8,703	8,621
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.10%	SOFR+540	14,737	14,694	14,295
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.20%	SOFR+450	4,950	4,929	4,950
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.45%	SOFR+500	4,950	4,886	4,950
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.02%	SOFR+535	435	417	378
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.17%	SOFR+550	18,399	18,278	18,124
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	9.70%	SOFR+600	14,775	14,621	14,775
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.59%	SOFR+590	4,252	4,238	4,188
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	8.70%	SOFR+500	9,875	9,821	9,900
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.17%	SOFR+550	15,014	14,839	14,901
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	9.70%	SOFR+600	9,392	9,325	9,345
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	8.95%	SOFR+525	14,812	14,721	14,664
CF512, Inc.	12/27/2021	8/20/2026	Media	9.86%	SOFR+619	6,449	6,434	6,384
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.20%	SOFR+450	19,737	19,658	19,737
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	7.78%	SOFR+750	6,602	6,468	5,603
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	9.41%	SOFR+576	3,715	3,695	3,659
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	9.53%	SOFR+536	2,036	2,027	2,005
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.02%	SOFR+535	2,560	2,435	2,470
DRS Holdings III, Inc.	1/27/2021	11/1/2028	Consumer Goods: Durable	8.92%	SOFR+525	4,384	4,378	4,428
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.45%	SOFR+475	4,925	4,888	4,925
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	8.91%	SOFR+576	1,340	1,277	1,307
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.41%	SOFR+576	8,312	8,312	4,198
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.20%	SOFR+450	8,731	8,662	8,731
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	8.70%	SOFR+500	7,166	7,145	7,166
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.02%	SOFR+635	12,351	12,297	11,734
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	8.70%	SOFR+500	12,062	11,912	12,062
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.42%	SOFR+575	8,601	8,496	8,601
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	24,449	24,377	24,644
Global Holdings InterCo, LLC	6/8/2021	9/16/2027	Diversified Financial Services	9.28%	SOFR+560	3,344	3,334	3,344
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.27%	SOFR+560	3,666	3,648	3,565
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	9.67%	SOFR+600	6,435	6,324	6,403
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.30%	SOFR+560	2,112	2,105	1,975
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	8.67%	SOFR+500	19,700	19,564	19,700
Harvest Group Topco Buyer, LLC	3/2/2026	3/2/2032	Media	8.42%	—	10,000	9,958	9,950
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.70%	SOFR+500	6,419	6,391	6,419
Highwire Public Relations, LLC	1/12/2026	1/12/2031	Professional Services	8.70%	—	10,000	9,852	9,900
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	9.21%	SOFR+550	8,230	8,145	8,230
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.53%	SOFR+590	3,441	3,439	3,441
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	8.75%	SOFR+510	9,013	8,939	8,833

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	9.70%	SOFR+600	5,937	5,871	5,937
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	8.95%	SOFR+525	8,102	8,053	7,980
Inventus Power, Inc.	7/11/2023	6/30/2026	Consumer Goods: Durable	11.29%	SOFR+761	8,040	8,026	8,040
Kinetic Purchaser, LLC (4)	11/30/2021	11/10/2027	Personal Products	—	—	13,960	13,380	7,643
Lash OpCo, LLC	10/14/2021	9/17/2027	Personal Products	10.77%	SOFR+710	15,755	15,693	15,479
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR+594	7,707	7,707	6,551
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR+594	2,439	2,413	2,439
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.15%	SOFR+450	2,520	2,488	2,495
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	8.95%	SOFR+500	12,130	12,039	12,070
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.30%	SOFR+560	2,181	2,149	2,169
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	8.99%	SOFR+525	16,830	16,700	16,704
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	8.77%	SOFR+510	8,201	8,163	8,201
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.67%	SOFR+475	6,219	6,162	6,219
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.35%	SOFR+565	2,311	2,295	2,311
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+625	18,833	18,648	18,833
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.20%	SOFR+550	15,435	15,269	15,126
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	8.95%	SOFR+525	17,844	17,714	17,844
MES Intermediate, Inc.	4/11/2023	10/1/2027	Distributors	8.45%	SOFR+475	3,343	3,321	3,336
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	9.52%	SOFR+585	10,298	10,278	9,784
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.05%	SOFR+635	20,952	20,689	20,061
North American Rail Solutions, LLC	10/23/2025	8/29/2031	Road and Rail	8.45%	SOFR+475	17,413	17,346	17,325
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	9.20%	SOFR+525	16,864	16,748	16,569
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.03%	SOFR+636	14,395	14,313	14,395
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.10%	SOFR+940	2,295	2,287	1,354
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.45%	SOFR+575	14,825	14,645	14,602
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.16%	SOFR+842	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.41%	SOFR+667	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.45%	SOFR+575	3,434	3,397	3,434
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	9.99%	SOFR+625	11,758	11,633	11,758
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	8.67%	SOFR+500	10,878	10,794	10,660
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	8.95%	SOFR+525	19,877	19,755	19,877
PN Buyer, Inc.	11/19/2025	7/31/2031	Professional Services	8.17%	SOFR+450	9,975	9,933	9,875
Podean Buyer, LLC	11/4/2025	8/4/2031	Education	9.70%	SOFR+600	4,980	4,938	4,930
Pragmatic Institute, LLC (4)	3/28/2025	3/28/2030	Education	—	—	4,381	4,180	2,059
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.45%	SOFR+575	6,435	6,350	6,435
Puget Collision, LLC	11/19/2025	10/3/2030	Automobiles	8.45%	SOFR+475	14,963	14,888	14,813
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	8.95%	SOFR+525	7,661	7,609	7,355
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.45%	SOFR+575	14,800	14,657	14,578
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	8.69%	SOFR+500	18,660	18,608	18,660
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.20%	SOFR+450	10,462	10,399	10,462
Rosco Parent, LLC	11/19/2025	8/29/2031	Auto Components	8.45%	SOFR+475	10,448	10,384	10,448
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.85%	SOFR+625	4,395	4,345	3,659
SCP Clinical Research Intermediate Holdings, LLC	1/2/2026	1/2/2032	Healthcare Providers and Services	8.42%	—	10,000	9,962	9,950
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.67%	SOFR+600	13,406	13,359	13,406
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.22%	SOFR+550	9,810	9,710	9,590
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	9.90%	SOFR+620	9,131	9,126	9,131
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.20%	SOFR+550	10,254	10,174	10,254
Schlesinger Global, Inc.	9/30/2021	3/31/2027	Business Services	10.02%	SOFR+610	6,611	6,611	6,280
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	9.84%	SOFR+615	4,944	4,902	4,944
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.10%	SOFR+690	20,393	20,133	20,189
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	9.77%	SOFR+600	12,327	12,252	9,837
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	8.85%	SOFR+515	4,008	3,977	4,008
STG Distribution, LLC - First Out New Money Term Loans (4)(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	2,028	1,858	2,028
STG Distribution, LLC - Second Out Term Loans (4),(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	4,637	2,562	111
STG Distribution, LLC - Final initial New Money TL	10/24/2024	7/14/2026	Air Freight and Logistics	8.00%	—	1,324	1,232	1,324
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	8.70%	SOFR+500	14,531	14,476	14,531
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.45%	SOFR+475	14,363	14,293	14,363
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.17%	SOFR+450	2,859	2,827	2,859
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.20%	SOFR+650	19,331	19,118	18,799
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.60%	SOFR+590	7,171	7,157	7,171
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.68%	SOFR+475	17,393	17,266	17,306

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
TPC US Parent, LLC	4/11/2023	4/20/2026	Consumer Goods: Non-Durable	9.56%	SOFR+590	15,751	15,745	15,751
Transgo, LLC	1/19/2024	12/29/2028	Automotive	8.92%	SOFR+575	15,780	15,616	15,543
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	8.56%	SOFR+490	14,604	14,547	14,202
Walker Edison Furniture Company, LLC - Litigation DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	146	146	151
Walker Edison Furniture Company, LLC - Unfunded Term Loan (5),(3)	8/29/2025	3/1/2029	Wholesale	—	—	116	-	5
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	9.70%	SOFR+600	12,005	11,870	11,885
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.17%	SOFR+550	5,959	6,043	6,078
Total First Lien Secured Debt							$1,215,640	$1,193,499
Subordinate Debt - 10.6% of Net Assets
Integrative Nutrition, LLC - Promissory Note #1	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	$1,654	$1,633
Integrative Nutrition, LLC - Promissory Note #2	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	3,623	1,977	1,449
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	4,174	4,174	4,174
Total Subordinate Debt							$7,805	$7,256
Equity Securities - 12.1% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity	11/5/2024	—	Containers and Packaging	—	—	699	$4,158	$4,158
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	699	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,322
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	687
PLB Brands, LLC - Common Equity	3/5/2026		Education	—	—	560,239	560	560
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	1,562
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Capital Equipment	—	—	35,834	2,734	—
Total Equity Securities							$14,944	$8,289
Total Investments - 1,759.8% of Net Assets (6)(7)							$1,238,389	$1,209,044

Cash Equivalents - 26.2% of Net Assets
BlackRock Federal FD Institutional 81 ( Money Market Fund)				3.54%			$470	$470
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				3.54%			3,739	3,739
JP Morgan USD Liquidity Inst (Money Market Fund)				3.65%			1,462	1,462
JP Morgan US Government Fund (Money Market Fund)				3.46%			3,014	3,014
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.56%			9,316	9,316
Total Cash Equivalents							$18,001	$18,001
Cash - 23.3% of Net Assets
Cash							$15,997	$15,997
Total Cash							$15,997	$15,997
Total Investments, Cash Equivalents, and Cash —1,809.3% of Net Assets							$1,272,387	$1,243,042
Liabilities in Excess of Other Assets — (1,709.3)% of Net Assets								(1,174,338)
Members' Equity—100.0%								$68,704

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2037-R Asset-Backed Debt and are not held through PennantPark CLO VI, Ltd, 3) do not secure the 2036 Asset-Backed Debt and are not held through PennantPark CLO II, Ltd. and, 4) do not secure the 2037 Asset-Backed Debt and are held through PennantPark CLO 12, LLC.
(6)
As of March 31, 2026, all investments were in U.S Companies and total cost, fair value, percentage of Net Assets for the U.S Companies were $1,238.4 million, $1,209.0 million and 1,759.8%.
(7)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL ($ in thousands):

	March 31, 2026
	(Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,238,389 and $1,103,716, respectively)	$1,209,044	$1,084,649
Cash equivalents (cost—$18,001 and $47,870, respectively)	18,001	47,870
Cash (cost—15,997 and $13,690, respectively)	15,997	13,690
Interest receivable	3,782	4,138
Receivable for investments sold	37	838
Due from affiliate	25	208
Prepaid expenses and other assets	1,881	2,296
Total assets	1,248,767	1,153,689
Liabilities
Credit facility payable	158,500	74,500
2036 Asset-backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,197 and $1,341, respectively)	244,803	244,659
2037 Asset-backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,732 and $1,904, respectively)	244,268	244,096
2037-R Asset-backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $2,296 and $2,518, respectively)	243,704	243,481
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,361	16,868
Interest payable on notes to members	6,251	6,788
Accrued expenses	1,314	997
Due to affiliate	262	50
Total liabilities	1,180,063	1,103,039
Members' equity	68,704	50,650
Total liabilities and members' equity	$1,248,767	$1,153,689

(1)
As of March 31, 2026 and September 30, 2025, PSSL had unfunded commitments to fund investments of $0.6 million and $0.4 million, respectively.

Below are the Consolidated Statements of Operations for PSSL ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Investment income:
Interest	$28,992	$27,350	$58,159	$56,776
Other income	218	205	524	788
Total investment income	29,210	27,555	58,683	57,564
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	13,914	13,731	28,216	27,816
Interest expense on notes to members	7,984	8,393	16,296	17,247
Administration fees	795	717	1,553	1,385
General and administrative expenses	633	414	1,096	906
Total expenses	23,326	23,255	47,161	47,354
Net investment income	5,884	4,300	11,522	10,210
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(14,364)	(7,788)	(16,540)	(6,455)
Net change in unrealized appreciation (depreciation) on investments	108	(4,252)	(10,278)	(15,142)
Net realized and unrealized gain (loss) on investments	(14,256)	(12,040)	(26,818)	(21,597)
Net increase (decrease) in members' equity resulting from operations	$(8,372)	$(7,740)	$(15,296)	$(11,387)

(1) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statement of Operations. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management on a quarterly basis.

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane ("HL") formed PSSL II, an unconsolidated joint venture. PSSL II invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II invests in portfolio companies in the same industries in which we may directly invest. PSSL II commenced operations on November 18, 2025. As of March 31, 2026, PSSL II had total assets of $357.5 million and its investment portfolio consisted of investments in 54 portfolio companies. As of March 31, 2026, at fair value, the largest investment in a single portfolio company in PSSL II was $13.0 million and the five largest investments totaled $64.8 million. PSSL II invests in portfolio companies in the same industries in which we may directly invest.

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

MARCH 31, 2026

(Unaudited)

each of the Company and HL. Further, all portfolio and other material decisions require the affirmative vote of at least one board member designated by the Company and one board member from HL.

We and HL provide capital to PSSL II in the form of secured notes and equity interests. As of March 31, 2026, our investment in PSSL II consisted of secured notes of $65.6 million ($39.4 million remaining unfunded) and equity interests of $28.1 million ($16.9 million remaining unfunded). During the three and six months ended March 31, 2025, the Company made capital contributions of approximately $37.5 million and $93.8 million of assets at their most recent fair market value as of the date of the transaction.

In November 2025, PSSL II entered into a $150.0 million revolving credit facility which bears all-in interest rate at SOFR plus 1.85% with Goldman Sachs Bank USA as administrative agent, through its wholly owned subsidiary, PSSL II SPV LLC, subject to leverage and borrowing base restrictions. In February 2026, the revolving credit facility was upsized to $250.0 million.

Below is a summary of PSSL II's portfolio at fair value:

($ in thousands)	March 31, 2026
Total investments	$339,929
Weighted average cost yield on income producing investments	8.9%
Number of portfolio companies in PSSL II	54
Largest portfolio company investment	$12,989
Total of five largest portfolio company investments	$64,847

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Below is a listing of PSSL II’s individual investments as of March 31, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 914.5% of Net Assets
ACP Avenu Buyer, LLC	11/18/2025	10/2/2029	IT Services	8.66%	SOFR+500	13,000	$12,935	$12,675
ACP Falcon Buyer, Inc.	11/18/2025	8/1/2029	Internet Software and Services	9.16%	SOFR+550	814	822	814
APT OPCO, LLC	11/18/2025	9/30/2031	Healthcare Providers & Services	8.70%	SOFR+500	4,975	4,918	4,975
Arcfield Acquisition Corp.	2/3/2026	10/28/2031	Aerospace and Defense	8.67%	SOFR+500	3,990	3,971	3,970
Archer Lewis, LLC	11/18/2025	8/28/2029	Professional Services	9.45%	SOFR+575	1,128	1,128	1,105
Argano, LLC	1/27/2026	9/13/2029	Software	9.18%	SOFR+550	4,987	5,037	4,938
Beacon Behavioral Support Services, LLC	11/18/2025	6/21/2029	Healthcare Providers & Services	9.20%	SOFR+550	8,362	8,317	8,362
Big Top Holdings, LLC	11/18/2025	2/28/2030	Construction and Engineering	8.95%	SOFR+525	12,966	12,966	12,966
BLC Holding Company, Inc.	11/18/2025	11/20/2030	Commercial Services & Supplies	8.20%	SOFR+450	3,782	3,782	3,782
Boss Industries, LLC	11/18/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.45%	SOFR+500	5,839	5,839	5,839
By Light Professional IT Services, LLC	11/18/2025	7/15/2031	Aerospace and Defense	9.17%	SOFR+550	6,982	6,932	6,878
Carisk Buyer, Inc.	11/18/2025	12/3/2029	Healthcare Technology	8.70%	SOFR+500	5,862	5,862	5,876
Case Works, LLC	11/18/2025	10/1/2029	Professional Services	8.95%	SOFR+525	4,468	4,375	4,424
Commercial Fire Protection Holdings, LLC	11/18/2025	9/23/2030	Commercial Services & Supplies	8.20%	SOFR+450	12,967	12,967	12,967
Cornerstone Advisors of Arizona, LLC	1/27/2026	5/13/2032	Professional Services	8.45%	SOFR+475	6,501	6,471	6,468
Crane 1 Services, Inc.	11/18/2025	8/16/2027	Commercial Services & Supplies	9.53%	SOFR+586	2,511	2,496	2,473
EDS Buyer, LLC	11/18/2025	1/10/2029	Aerospace and Defense	8.20%	SOFR+450	1,970	1,975	1,970
Emergency Care Partners, LLC	11/18/2025	10/18/2027	Healthcare Providers & Services	8.70%	SOFR+500	6,250	6,250	6,250
ETE Intermediate II, LLC	11/18/2025	5/29/2029	Auto Components	8.70%	SOFR+500	973	973	973
GGG MIDCO, LLC	11/18/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	9,458	9,458	9,546
Global Holdings InterCo, LLC	2/12/2026	9/16/2027	Diversified Financial Services	9.28%	SOFR+560	4,204	4,090	4,204
Harris & Co, LLC	11/18/2025	8/9/2030	Professional Services	8.67%	SOFR+500	12,967	12,925	12,967
Harvest Group Topco Buyer, LLC	3/31/2026	3/2/2032	Media	8.42%	SOFR+475	8,000	7,963	7,960
HEC Purchaser Corp.	11/18/2025	6/17/2029	Health Care Equipment & supplies	8.70%	SOFR+500	4,839	4,839	4,839
Highwire Public Relations, LLC	1/28/2026	1/12/2031	Professional Services	8.70%	SOFR+500	3,500	3,479	3,465
Hills Distribution, Inc.	11/18/2025	11/8/2029	Distributors	9.21%	SOFR+550	2,609	2,598	2,609
IG Investments Holdings, LLC	2/11/2026	9/22/2028	Professional Services	8.67%	SOFR+500	5,077	5,053	4,963
Impact Advisors, LLC	1/27/2026	3/19/2032	Healthcare Technology	8.19%	SOFR+450	9,108	9,108	9,108
LJ Avalon Holdings, LLC	12/2/2025	2/1/2030	Construction and Engineering	8.15%	SOFR+450	7,963	7,963	7,883
MBS Holdings, Inc.	11/18/2025	4/16/2027	Internet Software and Services	8.77%	SOFR+510	5,106	5,106	5,106
MOREgroup Holdings, Inc.	1/6/2026	1/16/2030	Construction and Engineering	8.95%	SOFR+525	7,204	7,204	7,204
Medina Health, LLC	11/18/2025	10/20/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+625	3,314	3,323	3,314
MES Intermediate, Inc.	11/18/2025	10/1/2027	Distributors	8.45%	SOFR+475	12,984	12,984	12,958
North American Rail Solutions	11/18/2025	8/29/2031	Road and Rail	8.45%	SOFR+475	12,967	12,908	12,903
OSP Embedded Purchaser, LLC	11/18/2025	12/17/2029	Aerospace and Defense	9.45%	SOFR+575	6,965	6,864	6,860
PCS MIDCO, Inc.	11/18/2025	3/1/2030	Professional Services	9.45%	SOFR+575	2,343	2,354	2,343
PD Tri-State Holdco, LLC.	11/18/2025	10/14/2030	Diversified Consumer Services	8.95%	SOFR+525	2,963	2,939	2,992
PN Buyer, Inc.	1/9/2026	7/31/2031	Professional Services	8.17%	SOFR+450	9,975	9,929	9,875
Pacific Purchaser, LLC	11/18/2025	10/2/2028	Professional Services	9.99%	SOFR+625	2,199	2,179	2,199
PAR Excellence Holdings, Inc.	11/18/2025	9/3/2030	Healthcare Technology	8.67%	SOFR+500	6,965	6,902	6,826
Paving Lessor Corp.	1/28/2026	7/1/2031	Commercial Services & Supplies	8.94%	SOFR+525	4,815	4,793	4,815
Project Granite Buyer, Inc.	11/18/2025	12/31/2030	Professional Services	9.45%	SOFR+575	3,934	3,972	3,934
Puget Collision, LLC	11/18/2025	10/3/2030	Automobiles	8.45%	SOFR+475	8,124	8,078	8,043
Rancho Health MSO, Inc.	11/18/2025	6/20/2029	Healthcare Providers & Services	8.66%	SOFR+500	6,841	6,841	6,841
Sabel Systems Technology Solutions, LLC	1/31/2025	10/31/2030	IT Services	9.67%	SOFR+600	8,977	8,977	8,977
Sath Industries, LLC	11/18/2025	12/17/2029	Building Products	9.20%	SOFR+550	3,338	3,338	3,338
Sigma Defense Systems, LLC	11/18/2025	12/20/2027	Aerospace and Defense	10.10%	SOFR+640	10,422	10,388	10,318
Smartronix, LLC	11/24/2025	2/6/2032	Aerospace and Defense	8.17%	SOFR+450	5,940	5,919	5,841
Systems Planning And Analysis, Inc.	11/18/2025	8/16/2027	Aerospace and Defense	8.45%	SOFR+475	12,989	12,931	12,989
TMII Enterprises, LLC	11/18/2025	12/22/2028	Professional Services	8.17%	SOFR+450	1,969	1,969	1,969
The Bluebird Group, LLC	11/18/2025	7/28/2026	Professional Services	9.60%	SOFR+590	5,012	5,012	5,012
The Vertex Companies, LLC	11/18/2025	8/31/2028	Construction and Engineering	8.77%	SOFR+500	7,705	7,692	7,666
Transgo, LLC	11/18/2025	12/29/2028	Auto Components	8.92%	SOFR+525	7,980	7,927	7,860
Tyto Athene, LLC	11/18/2025	4/3/2028	IT Services	8.56%	SOFR+490	4,626	4,524	4,497
Total First Lien Secured Debt							$340,545	$339,929

Total Investments - 914.5% of Net Assets (3)(4)							$340,545	$339,929

Cash Equivalents - 14.4% of Net Assets
Dreyfus Govt CM INST 289				3.54%			$5,320	$5,320
Total Cash Equivalents							$5,320	$5,320
Cash - 24.7% of Net Assets
Cash							$9,169	$9,169
Total Cash							$9,169	$9,169
Total Investments, Cash Equivalents, and Cash —953.5% of Net Assets							$355,034	$354,418
Liabilities in Excess of Other Assets — (853.5)% of Net Assets								(317,246)
Members' Equity—100.0%								$37,172

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
(3)
As of March 31, 2026, all investments were in U.S Companies, and total cost, fair value, percentage of Net Assets for the U.S Companies were $340.5 million, $339.9 million and 914.5%.
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL II ($ in thousands):

March 31, 2026
(Unaudited)
Assets
Investments at fair value (amortized cost—$340,545)	$339,929
Cash equivalents (cost—$5,320)	5,320
Cash (cost—$9,169)	9,169
Interest receivable	904
Prepaid expenses and other assets	2,169
Due from affiliate	18
Total assets	357,509
Liabilities
Credit facility payable	226,000
Notes payable to members	87,500
Interest payable on credit facility	3,247
Interest payable on notes to members	1,644
Distribution payable to members	1,200
Accrued expenses	746
Total liabilities	320,337
Members' equity	37,172
Total liabilities and members' equity	$357,509

—————————————————

(1)
As of March 31, 2026, PSSL II had unfunded commitments to fund investments of zero.

Below are the Consolidated Statements of Operations for PSSL II ($ in thousands):

	Three Months Ended March 31, 2026	For the period November 18, 2025 (commencement of operations) through March 31, 2026
Investment income:
Interest	$6,333	$8,535
Other income	18	25
Total investment income	6,351	8,560
Expenses:(1)
Interest and expense on credit facility	2,659	3,487
Interest expense on notes to members	2,238	3,019
Administration fees	233	294
General and administrative expenses	156	239
Expenses before debt issuance costs	5,286	7,039
Debt issuance costs	33	33
Net investment income	1,032	1,488
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(135)	(616)
Net realized and unrealized gain (loss) on investments	(135)	(616)
Net increase (decrease) in members' equity resulting from operations	$897	$872

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

MARCH 31, 2026

(Unaudited)

Level 3:	Inputs that are unobservable for an asset or liability because they are based on our own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, including our 2036 Asset-Backed Debt, 2036-R, Asset-Backed Debt, 2037 Asset-Backed Debt, 2038-R Asset Backed Debt and our Credit Facility are classified as Level 3. Our 2026 Notes and 2029 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2029 Notes, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt, our 2038-R Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at March 31, 2026	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$92,244	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	2,092,114	Market Comparable	Market yield	7.0% - 20.1% (9.6%)
First lien	62,964	Enterprise Market Value	EBITDA multiple	6.5x - 17.9x (13.2x)
First lien	4,806	Market Comparable	Revenue multiple	0.9x
Subordinated debt	14,528	Market Comparable	Market yield	12.0% - 25.0% (15.5%)
Subordinated debt	4,285	Enterprise Market Value	EBITDA multiple	7.5% - 26.2% (24.3%)
Equity	221,345	Enterprise Market Value	EBITDA multiple	1.3x - 28.0x (14.4x)
Total Level 3 investments	$2,492,286
Long-Term Credit Facility	$328,333	Market Comparable	Market yield	5.5%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

Asset Category	Fair value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$114,625	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	2,377,201	Market Comparable	Market Yield	4.0% - 24.5% (9.9%)
First lien	17,969	Enterprise Market Value	EBITDA multiple	8.3x
First lien	3,836	Market Comparable	Revenue Multiple	0.6x
Second Lien	995	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt	17,439	Market Comparable	Market Yield	7.0% - 25.4% (17.1%)
Subordinated debt	547	Enterprise Market Value	EBITDA multiple	14.8x
Equity	$196,398	Enterprise Market Value	EBITDA multiple	0.6x - 28.3x (10.8x)
Total Level 3 investments	$2,729,010
Long-Term Credit Facility	$683,837	Market Comparable	Market Yield	4.8%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2026 Notes, 2029 Notes, 2038-R Asset-Backed Debt, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at March 31, 2026
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$2,252,128	$—	$—	$2,252,128	$—
Subordinate debt	18,813	—	—	18,813	—
Equity	309,340	—	—	221,345	87,995
Total investments	2,580,281	—	—	2,492,286	87,995
Cash equivalents	31,427	31,427	—	—	—
Total investments and cash equivalents	$2,611,708	$31,427	$—	$2,492,286	$87,995
Long Term Credit Facility payable	$328,333	$—	$—	$328,333	$—
2026 Notes payable(2)	184,998	—	184,998	—	—
2029 Notes payable (2)	195,868	—	195,868	—	—
2038-R Asset-Backed Debt(2)	284,770	—	—	284,770	—
2036-R Asset-Backed Debt(2)	286,585	—	—	286,585	—
2037 Asset-Backed Debt (2)	387,145	—	—	387,145	—
Total debt	$1,667,699	$—	$380,866	$1,286,833	$—

———————————————

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investments in PSSL and PSSL II are measured using net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, 2029 Notes, 2038-R Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2037 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

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

($ in thousands):

	Six Months Ended March 31, 2026
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$2,513,631	$215,379	$2,729,010
Net realized gain (loss)	(8,012)	1,945	(6,067)
Net change in unrealized appreciation (depreciation)	(20,609)	24,353	3,744
Purchases, PIK interest, net discount accretion and non-cash exchanges	394,789	7,167	401,956
Sales, repayments and non-cash exchanges	(627,671)	(8,686)	(636,357)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$2,252,128	$240,158	$2,492,286
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(25,226)	$24,575	$(651)

	Six Months Ended March 31, 2025
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,746,697	$171,142	$1,917,839
Net realized gain (loss)	879	22,318	23,197
Net change in unrealized appreciation (depreciation)	(18,852)	(11,597)	(30,449)
Purchases, PIK interest, net discount accretion and non-cash exchanges	870,397	18,472	888,869
Sales, repayments and non-cash exchanges	(498,948)	(24,720)	(523,668)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$2,100,173	$175,615	$2,275,788
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(14,454)	$7,798	$(6,656)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Six Months Ended March 31,
Long-Term Credit Facility	2026	2025
Beginning balance (cost – $683,855 and $443,855, respectively)	$683,837	$443,880
Net change in unrealized (depreciation) appreciation included in earnings	(4)	(91)
Borrowings	141,500	235,001
Repayments	(497,000)	(405,000)
Ending balance (cost – $328,355 and $273,855, respectively)	$328,333	$273,790

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

As of March 31, 2026, we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S. dollar borrowings as of March 31, 2026 (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,433	4/1/26	(22)

As of September 30, 2025 we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S dollar borrowings as of September 30, 2025. (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,437	10/1/2025	(18)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $0.5 million of expenses relating to amendment costs on the Credit Facility for the three and six months ended March 31, 2026 and we incurred $0.4 million relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, our 2029 Notes, 2036-R Asset-Backed Debt, the 2037 Asset-Backed Debt and 2038-R Asset-Backed Debt, .

For the three and six months ended March 31, 2026, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $0.1 million, respectively. For the three and six months ended March 31, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $0.1 million, respectively. As of March 31, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2026 and 2025 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2025	Gross Additions	Gross Reductions	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income	Dividend/ Other Income
Controlled Affiliates
PennantPark Senior Secured Loan Fund II LLC **	$—	$93,750	$—	$—	$(246)	$93,504	$2,264	$900
PennantPark Senior Secured Loan Fund I LLC *	281,968	39,375	—	—	(23,577)	297,766	14,233	10,194
Total Controlled Affiliates	$281,968	$133,125	$—	$—	$(23,823)	$391,270	$16,497	$11,094

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

Name of Investment	Fair Value at September 30, 2024	Gross Additions	Gross Reductions	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income	Dividend/ Other Income
Controlled Affiliates
Marketplace Events, LLC**	$57,107	$4,214	$(59,795)	$22,811	$(24,337)	$—	$5,062	$306
PennantPark Senior Secured
Loan Fund I LLC *	294,128	21,875	—	—	(18,713)	297,290	15,091	8,750
Total Controlled Affiliates	$351,235	$26,089	$(59,795)	$22,811	$(43,050)	$297,290	$20,153	$9,056

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator for net increase in net assets resulting from operations	$28,738	$1,225	$25,159	$29,553
Denominator for basic and diluted weighted average shares	99,217,896	90,086,785	99,217,896	85,828,775
Basic and diluted net increase in net assets per share resulting from operations	$0.29	$0.01	$0.25	$0.34

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which depends upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2026, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $31.4 million and $90.4 million at fair value, respectively, for total cash and cash equivalents of $121.9 million as shown on the Consolidated Statement of Cash Flows for the period ended March 31, 2026. As of September 30, 2025, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $40.7 million and $82.0 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Six Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$10.83	$11.31
Net investment income (1)	0.53	0.64
Net change in realized and unrealized gain (loss) (1)	(0.27)	(0.30)
Net increase (decrease) in net assets resulting from operations (1), (7)	0.25	0.34
Distributions to stockholders (1), (2)	(0.62)	(0.62)
Accretive effect of common stock issuance	—	0.04
Net asset value, end of period (7)	$10.47	$11.07
Per share market value, end of period	$8.04	$11.19
Total return *(3)	(3.11%)	2.20%
Shares outstanding at end of period	99,217,896	96,417,896
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.84%	5.88%
Ratio of debt related expenses to average net assets** (5)	9.88%	9.26%
Ratio of total expenses to average net assets** (5)	15.72%	15.14%
Ratio of net investment income to average net assets** (5)	10.08%	11.34%
Net assets at end of period	$1,038,657	$1,067,131
Weighted average debt outstanding	$1,708,987	$1,330,975
Weighted average debt per share (1)	$17.22	$15.51
Asset coverage per unit (6)	$1,619	$1,777
Portfolio turnover rate*	22.74%	21.14%

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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2026 and 2025, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.1% and 6.8%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 162% and 160%, respectively.

Credit Facility

As of March 31, 2026, the Credit Facility had commitments $768.0 million (increased from $718.0 million in November 2025) and an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of March 31, 2026 and September 30, 2025, Funding I had $328.3 million and $683.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 5.7% and 6.3%, exclusive of the fee on undrawn commitments as of March 31, 2026 and September 30, 2025, respectively. As of March 31, 2026 and September 30, 2025, Funding I had $439.7 million and $34.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The Credit Facility contains customary covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2026, we were in compliance with the covenants relating to the Credit Facility.

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

2026 Notes

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185.0 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all of our existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system. The 2026 Notes were repaid in full on April 1, 2026.

2029 Notes

In March 2026, we issued $200.0 million in aggregate principal amount of our 2029 Notes at a public offering price per note of 99.3%. Interest on the 2029 Notes is paid semiannually on March 4 and September 4 of each year, at a rate of 6.75% per year, commencing September 4, 2026. The effective interest rate is 7.00%. The 2029 Notes mature on March 4, 2029 and may be redeemed in whole or in part at our option subject to make whole premium if redeemed more than three months prior to maturity. The 2029 Notes, are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2029 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2029 Notes on any securities exchange or automated dealer quotation system.

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

On July 25, 2024, the Company closed the refinancing of the 2031Asset-Backed Debt and upsize of a four-year reinvestment period and 12-year final maturity $351.0 million debt securitization in the form of a collateralized loan obligation (the “2036-R Asset-Backed Debt”). The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203.0 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12.0 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21.0 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the Issuer of $64.0 million of subordinated notes pursuant to the Indenture and (C) the borrowing by the Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, dated the closing date, by and among the Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The replacement debt matures in July 2036. The replacement debt was 100% funded at closing.

The obligations of the Issuers under the replacement are non-recourse to the Company. As of September 30, 2025, the Company retained the D-R Notes and the Subordinated Notes through a consolidated subsidiary. On October 29, 2025 the Company sold $21.0 million of initially retained D-R Notes, to a third party. As of March 31, 2026, the Company no longer consolidates the D-R Notes. As of March 31, 2026 and September 30, 2025, the Company had $287.0 million and $266.0 million, respectively of external, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 5.7% and 6.2%, respectively. As of March 31, 2026 and September 30, 2025, the unamortized fees on the 2036-R Asset-Backed Debt were $0.4 million and $0.6 million, respectively.

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

MARCH 31, 2026

(Unaudited)

2036 Asset-Backed Debt / 2038-R Asset-Backed Debt

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

In February 2026, the Company closed the refinancing of the 2036 Asset-Backed Debt and a four-year reinvestment period and 12-year final maturity $356.5 million debt securitization in the form of a collateralized loan obligation (the “2038-R Asset-Backed Debt”). The 2038-R Asset-Backed Debt was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain indenture, dated February 2026: (i) $123.0 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.43%, (ii) $80.0 million of A-1-R Loans, which bear interest at three-month SOFR plus 1.43%, (iii) $14.0 million of Class A-2-R Notes, which bear interest at three-month SOFR plus 1.60%, (iv) $26.3 million of B-R Loans, which bear interest at three-month SOFR plus 1.75% and (v) $24.5 million of C-R Notes, which bear interest at three-month SOFR plus 2.15%, (vi) $19.3 million of D-R Notes, which bear interest at three-month SOFR plus 3.20%, (B) the issuance by the Issuer of $69.5 million of subordinated notes pursuant to the Indenture. The replacement debt matures in April 2038. The replacement debt was 100% funded at closing. The Company retained the $69.5 million of the subordinated notes.

The 2038-R Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2038-R Securitization Issuer were eliminated in consolidation. As of March 31, 2026 and September 30, 2025, the Company had $287.0 million of 2038-R Asset-Backed Debt and 2036 Asset Backed Debt, respectively, outstanding with a weighted average interest rate of 5.3% and 7.1%, respectively. As of March 31, 2026, and September 30, 2025, the unamortized fees on the 2038-R Asset-Backed Debt and 2036 Asset Backed Debt, respectively, were $2.2 million and $2.4 million, respectively.

Our Investment Adviser serves as collateral manager to the 2038-R-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

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

In November 2025 the Company sold $28.5 million of initially retained BBB-(sf) Class D Notes, to a third party. As of March 31, 2026, the Company no longer consolidates the BBB-(sf) Class D Notes.

As of March 31, 2026 and September 30, 2025, the Company had $389.5 million and $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.4% and 5.9%, respectively. As of March 31, 2026 and September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.4 million and $2.7 million, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2026 and September 30, 2025, we had $581.0 million and $603.7 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $26.3 million and $65.6 million to PSSL as of March 31, 2026 and September 30, 2025, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee. Additionally, the Company had unfunded commitments of $56.3

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2026

(Unaudited)

million to PSSL II as of March 31, 2026, that may be contributed primarily for the purpose of funding new investments approved by the PSSL II board of directors or investment committee.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital, Ltd. and its subsidiaries (the Company), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations and changes in net assets for the three and six month periods ended March 31, 2026 and 2025, and cash flows for the six month period ended March 31, 2026 and 2025, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 7, 2026

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended March 31, 2026 and 2025, as indicated in our report dated May 7, 2026; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is incorporated by reference in Registration Statement No.333-279726 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

May 7, 2026

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of March 31, 2026, our portfolio totaled $2,580.3 million, and consisted of $2,252.1 million of first lien secured debt (including $237.7 million in PSSL and $65.6 million in PSSL II), $18.8 million of subordinated debt and $309.3 million of preferred and common equity (including $60.1 million in PSSL and $27.9 million in PSSL II). As of March 31, 2026, our debt portfolio consisted of approximately 99% variable-rate investments. As of March 31, 2026, we had three portfolio companies on non-accrual, representing 0.8% and 0.5% of our overall portfolio on a cost and fair value basis, respectively. As of March 31, 2026, the portfolio had net unrealized depreciation of $66.1 million. Our overall portfolio consisted of 162 companies with an average investment size of $15.9 million and had a weighted average yield on debt investments of 9.8%, and was invested 87%in first lien secured debt (including 9% in PSSL and 3% in PSSL II), 1% in subordinate debt and 12% in preferred and common equity (including 2% in PSSL and 1% in PSSL II). As of March 31, 2026, over 98% of the investments held by PSSL were first lien secured debt. As of March 31, 2026, 100% of the investments held by PSSL II were first lien secured debt.

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

For the three months ended March 31, 2026, we invested $294.8 million in six new and 53 existing portfolio companies at a weighted average yield on debt investments of 9.3%. For the three months ended March 31, 2026, sales and repayments of investments totaled $328.0 million, including $56.9 million of sales to PSSL and $148.1 million of sales to PSSL II. For the six months ended March 31, 2026, we invested $595.8 million in 10 new and 74 existing portfolio companies at a weighted average yield on debt investments of 9.6%. For the six months ended March 31, 2026, sales and repayments of investments totaled $769.5 million, including $189.4 million of sales to PSSL and $344.6 million of sales to PSSL II.

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

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2026, PSSL’s portfolio totaled $1,209.0 million and consisted of 120 companies with an average investment size of $10.1 million and at a weighted average yield on debt investments of 9.5%. As of September 30, 2025, PSSL’s portfolio totaled $1,084.6 million, consisted of 117 companies with an average investment size of $9.3 million and at a weighted average yield on debt investments of 10.1%.

For the three months ended March 31, 2026, PSSL invested $58.6 million (including $56.9 million purchased from the Company) in three new and five existing portfolio companies at a weighted average yield on debt investments of 9.2%. Sales and repayments of investments for the three months ended March 31, 2026 totaled $32.2 million. For the six months ended March 31, 2026, PSSL invested $192.4 million (including $189.4 million purchased from the Company) in seven new and 22 existing portfolio companies at a weighted average yield on debt investments of 9.3%. Sales and repayments of investments for the six months ended March 31, 2026 totaled $44.6 million.

For the three months ended March 31, 2025, PSSL invested $60.0 million (including $52.9 million purchased from the Company) in four new and five existing portfolio companies at a weighted average yield on debt investments of 9.8%. For the three months ended March 31, 2025, sales and repayments of investments totaled

$36.8 million. For the six months ended March 31, 2025, we invested $284.9 million (including $240.6 million purchased from the Company) in 21 new and 12 existing portfolio companies at a weighted average yield on debt investments of 10.2%. For the six months ended March 31, 2025, sales and repayments of investments totaled $123.4 million.

PennantPark Senior Secured Loan Fund II LLC

As of March 31, 2026, PSSL II’s portfolio totaled $339.9 million and consisted of 54 companies with an average investment size of $6.3 million and at a weighted average yield on debt investments of 8.9%.

For the three months ended March 31, 2026, PSSL II invested $148.1 million (including $148.1 million purchased from the Company) in 12 new and 15 existing portfolio companies at a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the three months ended March 31, 2026 totaled $1.3 million. For the six months ended March 31, 2026, PSSL II invested $344.6 million (including $344.6 million purchased from the Company) in 54 new and zero existing portfolio companies at a weighted average yield on debt investments of 9.1%. Sales and repayments of investments for the six months ended March 31, 2026 totaled $4.2 million.

At-the-Market Offering

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the 2024 ATM Program. The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and six months ended March 31, 2026, we did not issue any shares of our common stock under the ATM Programs. During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock under the ATM Programs, respectively, at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2026, we did not incur any legal and other offering costs associated with establishing the ATM Programs. During the three and six months ended March 31, 2025, we incurred $0.2 million and $0.2 million of legal and other offering costs associated with establishing the ATM Programs. As of March 31, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2025 Annual Report on Form 10-K during the three months ended March 31, 2026.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2036 Asset-Backed Debt, our 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt, 2038-R Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2026 Notes and 2029 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2029 Notes, our 2036 Asset-Backed Debt, our 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt, our 2038-R Asset-Backed Debt, and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $0.5 million of expenses relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2026 and we incurred $0.4 million of expenses relating to amendment costs on the Credit Facility during the three and six months ended, March 31, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2029 Notes, the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt, the 2037 Asset-Backed Debt and the 2038-R Asset-Backed Debt.

For the three and six months ended March 31, 2026, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $0.1 million. For the three and six months ended March 31, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $0.1 million. As of March 31, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three and six months ended March 31, 2026, we recorded a provision for taxes on net investment income of less than $0.1 million and $0.3 million pertaining to federal excise tax. For the three and six months ended March 31, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million pertaining to federal excise tax.

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

For the three and six months ended March 31, 2026, the Company recorded a provision for taxes of $(0.3) million and $0.3 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2025, the Company recorded a provision for taxes of $0.5 million and $1.1 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2026, and September 30, 2025, $1.6 million and $1.9 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2026, the Company recorded a provision for taxes of zero, respectively, relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2025, the Company recorded a provision for taxes of less than $(0.1) million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2026 and 2025, the Taxable Subsidiary did not make any federal tax payments on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2026 and 2025.

Investment Income

For the three and six months ended March 31, 2026, investment income was $66.0 million and $136.0 million, respectively, which was attributable to $58.6 million and $122.9 million from first lien secured debt and $7.3 million and $13.2 million from other investments, respectively. For the three and six months ended March 31, 2025, investment income was $61.9 million and $128.9 million, respectively, which was attributable to $56.2 million and $117.2 million from first lien secured debt and $5.7 million and $11.7 million from other investments, respectively. The increase in investment income for the three and six months ended March 31, 2026, was primarily due to the increase in the size of our debt portfolio.

Expenses

For the three and six months ended March 31, 2026, expenses totaled $40.2 million and $83.7 million, respectively, and were comprised of: $24.1 million and $51.3 million of debt related interest and expenses, $6.4 million and $13.2 million of base management fees, $6.4 million and $13.1 million of performance-based incentive fees, $2.1 million and $4.2 million of general and administrative expenses, less than $0.1 million and $0.3 million of taxes and $1.1 million and $1.6 million in Credit Facility amendment and debt issuance costs. For the three and six months ended March 31, 2025, expenses totaled $36.9 million and $74.0 million, respectively, and were comprised of: $22.5 million and $44.9 million of debt related interest and expenses, $5.6 million and $10.9 million of base management fee, $6.3 million and $13.8 million of performance-based incentive fee, $1.9 million and $3.6 million of general and administrative expenses, $0.2 million and $0.5 million of taxes, and $0.4 million and $0.4 million in Credit Facility amendment costs. The increase in expenses for the three and six months ended March 31, 2026, was primarily due to the increase in interest expense from increased borrowings as a result of the increase in our investment portfolio.

Net Investment Income

For the three and six months ended March 31, 2026, net investment income totaled $25.8 million or $0.26 per share, and $52.4 million or $0.53 per share, respectively. For the three and six months ended March 31, 2025, net investment income totaled $25.0 million or $0.28 per share, and $55.0 million or $0.64 per share, respectively. The decrease in net investment income for the three and six months ended March 31, 2026, was primarily due to an increase in interest expense and one time credit facility amendment and debt issuance costs.

Net Realized Gains or Losses

For the three and six months ended March 31, 2026, net realized gains (losses) totaled $(8.9) million and $(7.5) million, respectively. For the three and six months ended March 31, 2025, net realized gains (losses) totaled $(3.5) million and $23.1 million, respectively. The change in net realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which investments were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2026, we reported net change in unrealized appreciation (depreciation) on investments of $12.2 million and $(20.1) million, respectively. For the three and six months ended March 31, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $(20.8) million and $(49.7) million, respectively. As of March 31, 2026 and September 30, 2025, our net unrealized appreciation (depreciation) on investments totaled $(66.1) million and $(46.1) million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments, and realization of investments.

For the three and six months ended March 31, 2026, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $0.1 million, respectively. For the three and six months ended March 31, 2025, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $0.1 million, respectively. As of March 31, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately zero and zero, respectively. The net change in net unrealized (appreciation) or depreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and six months ended March 31, 2026, net increase (decrease) in net assets resulting from operations totaled $28.7 million or $0.29 per share and $25.2 million or $0.25 per share, respectively. For the three and six months ended March 31, 2025, net increase (decrease) in net assets resulting from operations totaled $1.2 million or $0.01 per share and $29.6 million or $0.34 per share, respectively. The net increase or (decrease) from operations for the three and six months ended March 31, 2026, was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned on our investments, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2026, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we were in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 162% and 160%, respectively.

As of March 31, 2026, the Credit Facility had commitments $768.0 million (increased from $718.0 million in November 2025) and an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of March 31, 2026 and September 30, 2025, Funding I had $328.3 million and $683.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 5.7% and 6.3%, exclusive of the fee on undrawn commitments as of March 31, 2026 and September 30, 2025, respectively.

For the six months ended March 31, 2026 and 2025, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.1% and 6.8%, respectively. As of March 31, 2026 and September 30, 2025, we had $439.7 million and $34.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2026 , we were in compliance with the covenants relating to our Credit Facility.

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

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system. The 2026 Notes were repaid in full on April 1, 2026.

In March 2026, we issued $200.0 million in aggregate principal amount of our 2029 Notes at a public offering price per note of 99.3%. Interest on the 2029 Notes is paid semiannually on March 4 and September 4 of each year, at a rate of 6.75% per year, commencing September 4, 2026. The effective interest rate is 7.00%. The 2029 Notes mature on March 4, 2029 and may be redeemed in whole or in part at our option subject to make whole premium if redeemed more than three months prior to maturity. The 2029 Notes, are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2029 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2029 Notes on any securities exchange or automated dealer quotation system.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203.0 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12.0 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21.0 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64.0 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. The company initially retained the D-R Notes and the subordinated Notes through a consolidated subsidiary. On October 29, 2025 the Company sold $21.0 million of D-R Notes, to a third party. As of March 31, 2026, the Company no longer consolidates the D-R Notes.

As of March 31, 2026 and September 30, 2025, the Company had $287.0 million and $266.0 million, respectively of external, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 5.7% and 6.2%, respectively. As of March 31, 2026 and September 30, 2025, the unamortized fees on the 2036-R Asset-Backed Debt were $0.4 million and $0.6 million, respectively.

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

The 2038-R Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2038-R Securitization Issuer were eliminated in consolidation. As of March 31, 2026 and September 30, 2025, the Company had $287.0 million of 2038-R Asset-Backed Debt and 2036 Asset Backed Debt, respectively, outstanding with a weighted average interest rate of 5.3% and 7.1%, respectively. As of March 31, 2026, and September 30, 2025, the unamortized fees on the 2038-R Asset-Backed Debt and 2036 Asset Backed Debt, respectively, were $2.2 million and $2.4 million, respectively.

In February 2026, the Company closed the refinancing of the 2036 Asset-Backed Debt and a four-year reinvestment period and 12-year final maturity $356.5 million debt securitization in the form of a collateralized loan obligation (the “2038-R Asset-Backed Debt”). The 2038-R Asset-Backed Debt was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain indenture, dated February 2026: (i) $123.0 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.43%, (ii) $80.0 million of A-1-R Loans, which bear interest at three-month SOFR plus 1.43%, (iii) $14.0 million of Class A-2-R Notes, which bear interest at three-month SOFR plus 1.60%, (iv) $26.3 million of B-R Loans, which bear interest at three-month SOFR plus 1.75% and (v) $24.5 million of C-R Notes, which bear interest at three-month SOFR plus 2.15%, (vi) $19.3 million of D-R Notes, which bear interest at three-month SOFR plus 3.20%, (B) the issuance by the Issuer of $69.5 million of subordinated notes pursuant to the Indenture. The replacement debt matures in April 2038. The replacement debt was 100% funded at closing.

Our Investment Adviser serves as collateral manager to the 2038-R Securitization Issuer and 2036 Asset Backed debt, respectively, pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

In February 2025, we completed the $474.6 million term debt securitization (the “2037 Debt Securitization”). The notes offered in the 2037 Debt Securitization were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037 Securitization Issuer. The Company retained $113.6 million of the debt securitization issued by the 2037 Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 1.49% (the “2037 Class A-1 Notes”), (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60% (the “2037 Class A-2 Notes”), (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75% (the “2037 Class B Notes”), (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20% (the “2037 Class C Notes”), (v) $28.5 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 3.60%, (the “2037 Class D Notes” and, collectively with the 2037 Class A-2 Notes, the 2037 Class B Notes and the 2037 Class D Notes, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (the “2037 Subordinated Notes”) and (B) the borrowing by 2037 Securitization Issuer of $10.0 million under AAA(sf) Class A-1L-A floating rate loans (the “2037 Class A-1L-A Loans”) and $45.0 million under AAA(sf) Class A-1L-B floating rate loans ( the “2037 Class A-1L-B Loans” and, together with the 2037 Class A-1L-A Loans, the “2037 Asset-Backed Loans,” and collectively with the 2037 Notes, the “2037 Asset-Backed Debt”), which bear interest at three-month SOFR plus 1.49%. The 2037 Class A-1 Loans and the 2037 Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the 2037 Securitization Issuer. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. The Company initially retained the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Class A-1 Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. On November 25, 2025 the Company sold $28.5 million of BBB -(sf) Class D Notes, to a third party. As of March 31, 2026, the Company no longer consolidates the BBB-(sf) Class D Notes. The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation.

As of March 31, 2026 and September 30, 2025, the Company had $389.5 million and $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.4% and 5.9%, respectively. As of March 31, 2026 and September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.4 million and $2.7 million, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the 2024 ATM Program. The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and six months ended March 31, 2026, we did not issue any shares of our common stock under the ATM Programs. During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock under the ATM Programs, respectively, at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2026, we did not incur any legal and other offering costs associated with establishing the ATM Programs. During the three and six months ended March 31, 2025, we incurred $0.2 million and $0.2 million of legal and other offering costs associated with establishing the ATM Programs. As of March 31, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the ATM Programs.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2026, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2026, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs.

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

As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents of $121.9 million and $122.7 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the six months ended March 31, 2026, our operating activities provided cash of $172.9 million and our financing activities used cash of $173.7 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily due to repayments of our Credit Facility offset by proceeds received from the sales of $28.5 million of 2037 Class D Notes, $21.0 million of 2036-R Asset-Backed Debt D-R Notes to third parties and the issuance of $200.0 million of our 2029 Notes.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2026 and September 30, 2025, PSSL had total assets of $1,248.8 million and $1,153.7 million, respectively, and its investment portfolio consisted of investments in 120 and 117 portfolio companies, respectively. As of March 31, 2026, at fair value, the largest investment in a single portfolio company in PSSL was $24.9 million and the five largest investments totaled $111.9 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2026 and September 30, 2025, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $163.1 million ($26.3 million remaining unfunded) and $123.7 million ($65.6 remaining unfunded), respectively. During the three and six months ended March 31, 2026, the Company made capital contributions of zero and approximately $39.4 million of assets at their most recent fair market value as of the date of the transaction.

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

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt matures in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary as of March 31, 2026.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2026	September 30, 2025
Total investments	$1,209,044	$1,084,649
Weighted average cost yield on income producing investments	9.5%	10.1%
Number of portfolio companies in PSSL	120	117
Largest portfolio company investment	$24,874	$20,901
Total of five largest portfolio company investments	$111,858	$99,270

Below is a listing of PSSL’s individual investments as of March 31, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 1,737.2% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	8.66%	SOFR+500	19,912	$19,709	$19,414
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.16%	SOFR+550	18,478	18,247	18,478
APT OPCO, LLC	10/23/2025	9/30/2031	Healthcare and Pharmaceuticals	8.70%	SOFR+500	12,438	12,377	12,438
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	9.96%	SOFR+626	12,716	12,707	12,716
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.42%	SOFR+575	11,400	11,400	11,514
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	8.67%	SOFR+500	7,594	7,573	7,594
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.42%	SOFR+475	8,955	8,906	8,910
Alpine Acquisition Corp II - Second out Term Loan	11/30/2026	1/14/2031	Containers and Packaging	—	—	1,048	1,048	1,048
Alpine Acquisition Corp II - Third out Term Loan	11/30/2026	1/14/2031	Containers and Packaging	—	—	1,398	1,398	1,398
Alpine Acquisition Corp II - Unfunded Term Loan	11/30/2026	1/14/2031	Containers and Packaging	—	—	419	-	-
Alpine Acquisition Corp II - Unfunded Revolver	11/30/2026	12/29/2030	Containers and Packaging	—	—	105	-	-
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	12/31/2027	Media: Advertising, Printing & Publishing	9.60%	SOFR+590	10,962	10,931	10,880
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	8.67%	SOFR+500	5,925	5,917	5,895
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.45%	SOFR+575	14,825	14,754	14,528
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.17%	SOFR+550	22,313	22,071	22,090
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.45%	SOFR+575	4,950	4,855	4,876
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.20%	SOFR+550	24,874	24,701	24,874
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.42%	SOFR+675	14,850	14,727	14,516
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.45%	SOFR+575	14,799	14,563	14,577
Big Top Holdings, LLC	6/26/2024	2/28/2030	Business Services	8.95%	SOFR+525	14,594	14,407	14,594
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.17%	SOFR+650	8,753	8,703	8,621
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.10%	SOFR+540	14,737	14,694	14,295
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.20%	SOFR+450	4,950	4,929	4,950
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.45%	SOFR+500	4,950	4,886	4,950
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.02%	SOFR+535	435	417	378
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.17%	SOFR+550	18,399	18,278	18,124
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	9.70%	SOFR+600	14,775	14,621	14,775
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.59%	SOFR+590	4,252	4,238	4,188
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	8.70%	SOFR+500	9,875	9,821	9,900
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.17%	SOFR+550	15,014	14,839	14,901
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	9.70%	SOFR+600	9,392	9,325	9,345
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	8.95%	SOFR+525	14,812	14,721	14,664
CF512, Inc.	12/27/2021	8/20/2026	Media	9.86%	SOFR+619	6,449	6,434	6,384
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.20%	SOFR+450	19,737	19,658	19,737
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	7.78%	SOFR+750	6,602	6,468	5,603
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	9.41%	SOFR+576	3,715	3,695	3,659
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	9.53%	SOFR+536	2,036	2,027	2,005
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.02%	SOFR+535	2,560	2,435	2,470
DRS Holdings III, Inc.	1/27/2021	11/1/2028	Consumer Goods: Durable	8.92%	SOFR+525	4,384	4,378	4,428
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.45%	SOFR+475	4,925	4,888	4,925
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	8.91%	SOFR+576	1,340	1,277	1,307
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.41%	SOFR+576	8,312	8,312	4,198
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.20%	SOFR+450	8,731	8,662	8,731
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	8.70%	SOFR+500	7,166	7,145	7,166
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.02%	SOFR+635	12,351	12,297	11,734
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	8.70%	SOFR+500	12,062	11,912	12,062
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.42%	SOFR+575	8,601	8,496	8,601
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	24,449	24,377	24,644
Global Holdings InterCo, LLC	6/8/2021	9/16/2027	Diversified Financial Services	9.28%	SOFR+560	3,344	3,334	3,344
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.27%	SOFR+560	3,666	3,648	3,565
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	9.67%	SOFR+600	6,435	6,324	6,403
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.30%	SOFR+560	2,112	2,105	1,975
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	8.67%	SOFR+500	19,700	19,564	19,700
Harvest Group Topco Buyer, LLC	3/2/2026	3/2/2032	Media	8.42%	—	10,000	9,958	9,950
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.70%	SOFR+500	6,419	6,391	6,419
Highwire Public Relations, LLC	1/12/2026	1/12/2031	Professional Services	8.70%	—	10,000	9,852	9,900
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	9.21%	SOFR+550	8,230	8,145	8,230
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.53%	SOFR+590	3,441	3,439	3,441
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	8.75%	SOFR+510	9,013	8,939	8,833
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	9.70%	SOFR+600	5,937	5,871	5,937
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	8.95%	SOFR+525	8,102	8,053	7,980
Inventus Power, Inc.	7/11/2023	6/30/2026	Consumer Goods: Durable	11.29%	SOFR+761	8,040	8,026	8,040
Kinetic Purchaser, LLC (4)	11/30/2021	11/10/2027	Personal Products	—	—	13,960	13,380	7,643
Lash OpCo, LLC	10/14/2021	9/17/2027	Personal Products	10.77%	SOFR+710	15,755	15,693	15,479
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR+594	7,707	7,707	6,551
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR+594	2,439	2,413	2,439

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.15%	SOFR+450	2,520	2,488	2,495
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	8.95%	SOFR+500	12,130	12,039	12,070
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.30%	SOFR+560	2,181	2,149	2,169
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	8.99%	SOFR+525	16,830	16,700	16,704
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	8.77%	SOFR+510	8,201	8,163	8,201
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.67%	SOFR+475	6,219	6,162	6,219
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.35%	SOFR+565	2,311	2,295	2,311
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+625	18,833	18,648	18,833

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.20%	SOFR+550	15,435	15,269	15,126
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	8.95%	SOFR+525	17,844	17,714	17,844
MES Intermediate, Inc.	4/11/2023	10/1/2027	Distributors	8.45%	SOFR+475	3,343	3,321	3,336
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	9.52%	SOFR+585	10,298	10,278	9,784
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.05%	SOFR+635	20,952	20,689	20,061
North American Rail Solutions, LLC	10/23/2025	8/29/2031	Road and Rail	8.45%	SOFR+475	17,413	17,346	17,325
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	9.20%	SOFR+525	16,864	16,748	16,569
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.03%	SOFR+636	14,395	14,313	14,395
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.10%	SOFR+940	2,295	2,287	1,354
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.45%	SOFR+575	14,825	14,645	14,602
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.16%	SOFR+842	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.41%	SOFR+667	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.45%	SOFR+575	3,434	3,397	3,434
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	9.99%	SOFR+625	11,758	11,633	11,758
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	8.67%	SOFR+500	10,878	10,794	10,660
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	8.95%	SOFR+525	19,877	19,755	19,877
PN Buyer, Inc.	11/19/2025	7/31/2031	Professional Services	8.17%	SOFR+450	9,975	9,933	9,875
Podean Buyer, LLC	11/4/2025	8/4/2031	Education	9.70%	SOFR+600	4,980	4,938	4,930
Pragmatic Institute, LLC (4)	3/28/2025	3/28/2030	Education	—	—	4,381	4,180	2,059
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.45%	SOFR+575	6,435	6,350	6,435
Puget Collision, LLC	11/19/2025	10/3/2030	Automobiles	8.45%	SOFR+475	14,963	14,888	14,813
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	8.95%	SOFR+525	7,661	7,609	7,355
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.45%	SOFR+575	14,800	14,657	14,578
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	8.69%	SOFR+500	18,660	18,608	18,660
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.20%	SOFR+450	10,462	10,399	10,462
Rosco Parent, LLC	11/19/2025	8/29/2031	Auto Components	8.45%	SOFR+475	10,448	10,384	10,448
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.85%	SOFR+625	4,395	4,345	3,659
SCP Clinical Research Intermediate Holdings, LLC	1/2/2026	1/2/2032	Healthcare Providers and Services	8.42%	—	10,000	9,962	9,950
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.67%	SOFR+600	13,406	13,359	13,406
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.22%	SOFR+550	9,810	9,710	9,590
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	9.90%	SOFR+620	9,131	9,126	9,131
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.20%	SOFR+550	10,254	10,174	10,254
Schlesinger Global, Inc.	9/30/2021	3/31/2027	Business Services	10.02%	SOFR+610	6,611	6,611	6,280
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	9.84%	SOFR+615	4,944	4,902	4,944
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.10%	SOFR+690	20,393	20,133	20,189
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	9.77%	SOFR+600	12,327	12,252	9,837
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	8.85%	SOFR+515	4,008	3,977	4,008
STG Distribution, LLC - First Out New Money Term Loans (4)(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	2,028	1,858	2,028
STG Distribution, LLC - Second Out Term Loans (4),(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	4,637	2,562	111
STG Distribution, LLC - Final initial New Money TL	10/24/2024	7/14/2026	Air Freight and Logistics	8.00%	—	1,324	1,232	1,324
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	8.70%	SOFR+500	14,531	14,476	14,531
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.45%	SOFR+475	14,363	14,293	14,363
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.17%	SOFR+450	2,859	2,827	2,859
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.20%	SOFR+650	19,331	19,118	18,799
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.60%	SOFR+590	7,171	7,157	7,171
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.68%	SOFR+475	17,393	17,266	17,306
TPC US Parent, LLC	4/11/2023	4/20/2026	Consumer Goods: Non-Durable	9.56%	SOFR+590	15,751	15,745	15,751
Transgo, LLC	1/19/2024	12/29/2028	Automotive	8.92%	SOFR+575	15,780	15,616	15,543
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	8.56%	SOFR+490	14,604	14,547	14,202
Walker Edison Furniture Company, LLC - Litigation DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	146	146	151
Walker Edison Furniture Company, LLC - Unfunded Term Loan (5),(3)	8/29/2025	3/1/2029	Wholesale	—	—	116	-	5
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	9.70%	SOFR+600	12,005	11,870	11,885
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.17%	SOFR+550	5,959	6,043	6,078
Total First Lien Secured Debt							$1,215,640	$1,193,499
Subordinate Debt - 10.6% of Net Assets
Integrative Nutrition, LLC - Promissory Note #1	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	$1,654	$1,633
Integrative Nutrition, LLC - Promissory Note #2	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	3,623	1,977	1,449
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	4,174	4,174	4,174
Total Subordinate Debt							$7,805	$7,256
Equity Securities - 12.1% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity	11/5/2024	—	Containers and Packaging	—	—	699	$4,158	$4,158
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	699	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,322
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	687
PLB Brands, LLC - Common Equity	3/5/2026		Education	—	—	560,239	560	560
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	1,562
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Capital Equipment	—	—	35,834	2,734	—
Total Equity Securities							$14,944	$8,289
Total Investments - 1,759.8% of Net Assets (6)(7)							$1,238,389	$1,209,044

Cash Equivalents - 26.2% of Net Assets
BlackRock Federal FD Institutional 81 ( Money Market Fund)				3.54%			$470	$470
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				3.54%			3,739	3,739
JP Morgan USD Liquidity Inst (Money Market Fund)				3.65%			1,462	1,462

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
JP Morgan US Government Fund (Money Market Fund)				3.46%			3,014	3,014
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.56%			9,316	9,316
Total Cash Equivalents							$18,001	$18,001
Cash - 23.3% of Net Assets
Cash							$15,997	$15,997
Total Cash							$15,997	$15,997
Total Investments, Cash Equivalents, and Cash —1,809.3% of Net Assets							$1,272,387	$1,243,042
Liabilities in Excess of Other Assets — (1,709.3)% of Net Assets								(1,174,338)
Members' Equity—100.0%								$68,704

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
(6)
As of March 31, 2026 , all investments in U.S companies and total cost, fair value, and percentage of Net Assets for the U.S Companies were $1,238.4 million, $1,209.0 million and 1,759.8%.
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
(7)
Partial PIK non-accrual security
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	March 31, 2026
	(Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,238,389 and $1,103,716, respectively)	$1,209,044	$1,084,649
Cash equivalents (cost—$18,001 and $47,870, respectively)	18,001	47,870
Cash (cost—15,997 and $13,690, respectively)	15,997	13,690
Interest receivable	3,782	4,138
Receivable for investments sold	37	838
Due from affiliate	25	208
Prepaid expenses and other assets	1,881	2,296
Total assets	1,248,767	1,153,689
Liabilities
Credit facility payable	158,500	74,500
2036 Asset-backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,197 and $1,341, respectively)	244,803	244,659
2037 Asset-backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,732 and $1,904, respectively)	244,268	244,096
2037-R Asset-backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $2,296 and $2,518, respectively)	243,704	243,481
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,361	16,868
Interest payable on notes to members	6,251	6,788
Accrued expenses	1,314	997
Due to affiliate	262	50
Total liabilities	1,180,063	1,103,039
Members' equity	68,704	50,650
Total liabilities and members' equity	$1,248,767	$1,153,689

———————————————————

* As of March 31, 2026 and September 30, 2025, PSSL had unfunded commitments to fund investments of $0.6 million and $0.4 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Investment income:
Interest	$28,992	$27,350	$58,159	$56,776
Other income	218	205	524	788
Total investment income	29,210	27,555	58,683	57,564
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	13,914	13,731	28,216	27,816
Interest expense on notes to members	7,984	8,393	16,296	17,247
Administration fees	795	717	1,553	1,385
General and administrative expenses	633	414	1,096	906
Total expenses	23,326	23,255	47,161	47,354
Net investment income	5,884	4,300	11,522	10,210
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(14,364)	(7,788)	(16,540)	(6,455)
Net change in unrealized appreciation (depreciation) on investments	108	(4,252)	(10,278)	(15,142)
Net realized and unrealized gain (loss) on investments	(14,256)	(12,040)	(26,818)	(21,597)
Net increase (decrease) in members' equity resulting from operations	$(8,372)	$(7,740)	$(15,296)	$(11,387)

———————————————————

(1) Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management on a quarterly basis.

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane ("HL") formed PSSL II, an unconsolidated joint venture. PSSL II invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II invests in portfolio companies in the same industries in which we may directly invest. PSSL II commenced operations on November 18, 2025. As of March 31, 2026, PSSL II had total assets of $357.5 million and its investment portfolio consisted of investments in 54 portfolio companies. As of March 31, 2026, at fair value, the largest investment in a single portfolio company in PSSL II was $13.0 million and the five largest investments totaled $64.8 million. PSSL II invests in portfolio companies in the same industries in which we may directly invest.

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

We and HL provide capital to PSSL II in the form of secured notes and equity interests. As of March 31, 2026, our investment in PSSL II consisted of secured notes of $65.6 million ($39.4 million remaining unfunded) and equity interests of $28.1 million ($16.9 million remaining unfunded). During the three and six months ended March 31, 2025, the Company made capital contributions of approximately $37.5 million and $93.8 million of assets at their most recent fair market value as of the date of the transaction.

In November 2025, PSSL II entered into a $150.0 million revolving credit facility which bears all-in interest rate at SOFR plus 1.85% with Goldman Sachs Bank USA as administrative agent, through its wholly owned subsidiary, PSSL II SPV LLC, subject to leverage and borrowing base restrictions. In February 2026, the revolving credit facility was upsized to $250.0 million.

Below is a summary of PSSL II's portfolio at fair value:

($ in thousands)	March 31, 2026
Total investments	$339,929
Weighted average cost yield on income producing investments	8.9%
Number of portfolio companies in PSSL II	54
Largest portfolio company investment	$12,989
Total of five largest portfolio company investments	$64,847

Below is a listing of PSSL II’s individual investments as of March 31, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 914.5% of Net Assets
ACP Avenu Buyer, LLC	11/18/2025	10/2/2029	IT Services	8.66%	SOFR+500	13,000	$12,935	$12,675
ACP Falcon Buyer, Inc.	11/18/2025	8/1/2029	Internet Software and Services	9.16%	SOFR+550	814	822	814
APT OPCO, LLC	11/18/2025	9/30/2031	Healthcare Providers & Services	8.70%	SOFR+500	4,975	4,918	4,975
Arcfield Acquisition Corp.	2/3/2026	10/28/2031	Aerospace and Defense	8.67%	SOFR+500	3,990	3,971	3,970
Archer Lewis, LLC	11/18/2025	8/28/2029	Professional Services	9.45%	SOFR+575	1,128	1,128	1,105
Argano, LLC	1/27/2026	9/13/2029	Software	9.18%	SOFR+550	4,987	5,037	4,938
Beacon Behavioral Support Services, LLC	11/18/2025	6/21/2029	Healthcare Providers & Services	9.20%	SOFR+550	8,362	8,317	8,362
Big Top Holdings, LLC	11/18/2025	2/28/2030	Construction and Engineering	8.95%	SOFR+525	12,966	12,966	12,966
BLC Holding Company, Inc.	11/18/2025	11/20/2030	Commercial Services & Supplies	8.20%	SOFR+450	3,782	3,782	3,782
Boss Industries, LLC	11/18/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.45%	SOFR+500	5,839	5,839	5,839
By Light Professional IT Services, LLC	11/18/2025	7/15/2031	Aerospace and Defense	9.17%	SOFR+550	6,982	6,932	6,878
Carisk Buyer, Inc.	11/18/2025	12/3/2029	Healthcare Technology	8.70%	SOFR+500	5,862	5,862	5,876
Case Works, LLC	11/18/2025	10/1/2029	Professional Services	8.95%	SOFR+525	4,468	4,375	4,424
Commercial Fire Protection Holdings, LLC	11/18/2025	9/23/2030	Commercial Services & Supplies	8.20%	SOFR+450	12,967	12,967	12,967
Cornerstone Advisors of Arizona, LLC	1/27/2026	5/13/2032	Professional Services	8.45%	SOFR+475	6,501	6,471	6,468
Crane 1 Services, Inc.	11/18/2025	8/16/2027	Commercial Services & Supplies	9.53%	SOFR+586	2,511	2,496	2,473
EDS Buyer, LLC	11/18/2025	1/10/2029	Aerospace and Defense	8.20%	SOFR+450	1,970	1,975	1,970
Emergency Care Partners, LLC	11/18/2025	10/18/2027	Healthcare Providers & Services	8.70%	SOFR+500	6,250	6,250	6,250
ETE Intermediate II, LLC	11/18/2025	5/29/2029	Auto Components	8.70%	SOFR+500	973	973	973
GGG MIDCO, LLC	11/18/2025	9/27/2030	Diversified Consumer Services	8.67%	SOFR+500	9,458	9,458	9,546
Global Holdings InterCo, LLC	2/12/2026	9/16/2027	Diversified Financial Services	9.28%	SOFR+560	4,204	4,090	4,204
Harris & Co, LLC	11/18/2025	8/9/2030	Professional Services	8.67%	SOFR+500	12,967	12,925	12,967
Harvest Group Topco Buyer, LLC	3/31/2026	3/2/2032	Media	8.42%	SOFR+475	8,000	7,963	7,960
HEC Purchaser Corp.	11/18/2025	6/17/2029	Health Care Equipment & supplies	8.70%	SOFR+500	4,839	4,839	4,839
Highwire Public Relations, LLC	1/28/2026	1/12/2031	Professional Services	8.70%	SOFR+500	3,500	3,479	3,465
Hills Distribution, Inc.	11/18/2025	11/8/2029	Distributors	9.21%	SOFR+550	2,609	2,598	2,609
IG Investments Holdings, LLC	2/11/2026	9/22/2028	Professional Services	8.67%	SOFR+500	5,077	5,053	4,963
Impact Advisors, LLC	1/27/2026	3/19/2032	Healthcare Technology	8.19%	SOFR+450	9,108	9,108	9,108
LJ Avalon Holdings, LLC	12/2/2025	2/1/2030	Construction and Engineering	8.15%	SOFR+450	7,963	7,963	7,883
MBS Holdings, Inc.	11/18/2025	4/16/2027	Internet Software and Services	8.77%	SOFR+510	5,106	5,106	5,106
MOREgroup Holdings, Inc.	1/6/2026	1/16/2030	Construction and Engineering	8.95%	SOFR+525	7,204	7,204	7,204
Medina Health, LLC	11/18/2025	10/20/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+625	3,314	3,323	3,314
MES Intermediate, Inc.	11/18/2025	10/1/2027	Distributors	8.45%	SOFR+475	12,984	12,984	12,958
North American Rail Solutions	11/18/2025	8/29/2031	Road and Rail	8.45%	SOFR+475	12,967	12,908	12,903
OSP Embedded Purchaser, LLC	11/18/2025	12/17/2029	Aerospace and Defense	9.45%	SOFR+575	6,965	6,864	6,860
PCS MIDCO, Inc.	11/18/2025	3/1/2030	Professional Services	9.45%	SOFR+575	2,343	2,354	2,343
PD Tri-State Holdco, LLC.	11/18/2025	10/14/2030	Diversified Consumer Services	8.95%	SOFR+525	2,963	2,939	2,992
PN Buyer, Inc.	1/9/2026	7/31/2031	Professional Services	8.17%	SOFR+450	9,975	9,929	9,875
Pacific Purchaser, LLC	11/18/2025	10/2/2028	Professional Services	9.99%	SOFR+625	2,199	2,179	2,199
PAR Excellence Holdings, Inc.	11/18/2025	9/3/2030	Healthcare Technology	8.67%	SOFR+500	6,965	6,902	6,826
Paving Lessor Corp.	1/28/2026	7/1/2031	Commercial Services & Supplies	8.94%	SOFR+525	4,815	4,793	4,815
Project Granite Buyer, Inc.	11/18/2025	12/31/2030	Professional Services	9.45%	SOFR+575	3,934	3,972	3,934
Puget Collision, LLC	11/18/2025	10/3/2030	Automobiles	8.45%	SOFR+475	8,124	8,078	8,043
Rancho Health MSO, Inc.	11/18/2025	6/20/2029	Healthcare Providers & Services	8.66%	SOFR+500	6,841	6,841	6,841
Sabel Systems Technology Solutions, LLC	1/31/2025	10/31/2030	IT Services	9.67%	SOFR+600	8,977	8,977	8,977
Sath Industries, LLC	11/18/2025	12/17/2029	Building Products	9.20%	SOFR+550	3,338	3,338	3,338
Sigma Defense Systems, LLC	11/18/2025	12/20/2027	Aerospace and Defense	10.10%	SOFR+640	10,422	10,388	10,318
Smartronix, LLC	11/24/2025	2/6/2032	Aerospace and Defense	8.17%	SOFR+450	5,940	5,919	5,841
Systems Planning And Analysis, Inc.	11/18/2025	8/16/2027	Aerospace and Defense	8.45%	SOFR+475	12,989	12,931	12,989
TMII Enterprises, LLC	11/18/2025	12/22/2028	Professional Services	8.17%	SOFR+450	1,969	1,969	1,969
The Bluebird Group, LLC	11/18/2025	7/28/2026	Professional Services	9.60%	SOFR+590	5,012	5,012	5,012
The Vertex Companies, LLC	11/18/2025	8/31/2028	Construction and Engineering	8.77%	SOFR+500	7,705	7,692	7,666
Transgo, LLC	11/18/2025	12/29/2028	Auto Components	8.92%	SOFR+525	7,980	7,927	7,860
Tyto Athene, LLC	11/18/2025	4/3/2028	IT Services	8.56%	SOFR+490	4,626	4,524	4,497
Total First Lien Secured Debt							$340,545	$339,929

Total Investments - 914.5% of Net Assets (3)(4)							$340,545	$339,929

Cash Equivalents - 14.4% of Net Assets
Dreyfus Govt CM INST 289				3.54%			$5,320	$5,320
Total Cash Equivalents							$5,320	$5,320
Cash - 24.7% of Net Assets
Cash							$9,169	$9,169
Total Cash							$9,169	$9,169
Total Investments, Cash Equivalents, and Cash —953.5% of Net Assets							$355,034	$354,418
Liabilities in Excess of Other Assets — (853.5)% of Net Assets								(317,246)
Members' Equity—100.0%								$37,172

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
(3)
As of March 31, 2026 , all investments were in U.S companies, and total cost, fair value, percentage of Net Assets for the U.S companies were $340.5 million, $339.9 million and 914.5%.
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below are the consolidated statements of assets and liabilities for PSSL II ($ in thousands):

March 31, 2026
(Unaudited)
Assets
Investments at fair value (amortized cost—$340,545)	$339,929
Cash equivalents (cost—$5,320)	5,320
Cash (cost—$9,169)	9,169
Interest receivable	904
Prepaid expenses and other assets	2,169
Due from affiliate	18
Total assets	357,509
Liabilities
Credit facility payable	226,000
Notes payable to members	87,500
Interest payable on credit facility	3,247
Interest payable on notes to members	1,644
Distribution payable to members	1,200
Accrued expenses	746
Total liabilities	320,337
Members' equity	37,172
Total liabilities and members' equity	$357,509

———————————————————

* As of March 31, 2026 PSSL II had unfunded commitments to fund investments of zero.

Below are the consolidated statements of operations for PSSL II ($ in thousands):

	Three Months Ended March 31, 2026	For the period November 18, 2025 (commencement of operations) through March 31, 2026
Investment income:
Interest	$6,333	$8,535
Other income	18	25
Total investment income	6,351	8,560
Expenses:(1)
Interest and expense on credit facility	2,659	3,487
Interest expense on notes to members	2,238	3,019
Administration fees	233	294
General and administrative expenses	156	239
Expenses before debt issuance costs	5,286	7,039
Debt issuance costs	33	33
Net investment income	1,032	1,488
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(135)	(616)
Net realized and unrealized gain (loss) on investments	(135)	(616)
Net increase (decrease) in members' equity resulting from operations	$897	$872

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

During the three and six months ended March 31, 2026, we declared distributions of $0.3075 and $0.615 per share for total distributions of $30.5 million and $61.0 million, respectively. During the three and six months ended March 31, 2025, we declared distributions of $0.3075 and $0.615 per share for total distributions of $27.7 million and $52.9 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, our debt portfolio consisted of approximately 99% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(23,770)	$(0.24)
Down 2%	(19,690)	(0.20)
Down 1%	(9,845)	(0.10)
Up 1%	9,845	0.10
Up 2%	19,690	0.20
Up 3%	29,535	0.30

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

Item 4. Controls and Procedures

As of the period ended March 31, 2026 , we including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, a material weakness was previously identified in the operation of controls related to our quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the period ended March 31, 2026 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Middle East Conflict

The ongoing conflicts in the Middle East, including the involvement of the United States, Iran and other countries, as well as political and civil unrest related to the foregoing, could have severe adverse effects on regional and global economic markets. It is difficult to predict the conflicts’ impact on global and market conditions and, as a result, there is material uncertainty and risk with respect to us and our portfolio companies, and our ability and the ability of the portfolio companies to achieve their investment objectives.

We may be subject to risks related to investments in companies in the software industry.

The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products) . In addition, many software companies have limited operating histories. Prices of these companies' securities historically have been more volatile than other securities, especially over the short term.

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

10.1	Supplemental Indenture, dated February 24, 2026, by and between PennantPark CLO VIII, LLC and Wilmington Trust, National Association). (File No. 814-00891), filed on February 27, 2026)

10.2

Credit Agreement, dated February 24, 2026, by and among PennantPark CLO VIII, LLC, the various financial institutions and other persons party thereto, and Wilmington Trust, National Association. (File No. 814-00891), filed on February 27, 2026)

10.3

Amended and Restated Master Loan Sale Agreement, dated February 24, 2026, by and between PennantPark Floating Rate Capital Ltd. and PennantPark CLO VIII, LLC. (File No. 814-00891), filed on February 27, 2026)

10.4

Amended and Restated Collateral Management Agreement, dated February 24, 2026, by and between PennantPark CLO VIII, LLC and PennantPark Investment Advisers, LLC. (File No. 814-00891), filed on February 27, 2026)

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 7, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)