Form 10-Q
period 2026-06-30
PennantPark Floating Rate Capital Ltd.
filed 2026-08-10
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PFLT	The New York Stock Exchange
7.375% Notes due 2031	PFLA	The New York Stock Exchange

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2026 was 99,217,896.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to collectively our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, a consolidated limited partnership; “PTSF’s GP” refers to PennantPark-TSO Senior Loan Fund GP, LLC, a wholly owned subsidiary; "PSSL II” refers to PennantPark Senior Secured Loan Fund II LLC, an unconsolidated joint venture; "2037 Securitization Issuer" refers to PennantPark CLO 11, LLC, a consolidated Delaware limited liability company, “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “2029 Notes” refers to our 6.75% Notes due 2029; “2031 Notes’ refers to our 7.375% Notes due 2031; “Notes” refers, collectively, to the 2029 Notes and the 2031 Notes; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization. “2036 Securitization Issuer” refers to PennantPark CLO VIII, LLC; “2036-Debt Securitization” refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Asset-Backed Debt” refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the issuance of AAA(sf) Class A-1 floating rate loans. (the "Class A-1 Loans" with the 2036-Secured Notes);“2038-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO VIII LLC; “2038-R Indenture” refers to that certain indenture, dated February 22, 2024, by and among the 2038-R Securitization Issuers and Wilmington Trust, National Association, as amended by the supplemental indenture, dated February 24, 2026; “2038-R Asset-Backed Debt” refers to the issuance by the 2038-R Securitization Issuers of the following classes of notes pursuant the 2038-R Indenture (i) $80 million of A-1-R Loan, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.43%, (ii) $123 million of A-1-R Notes, which bear interest at three-month SOFR plus 1.43%, (iii) $14 million of Class A-2-R Notes, which bear interest at three-month SOFR plus 1.60%, (iv) $24.5 million of C-R Notes, which bear interest at three-month SOFR plus 2.15% and (v) $19.250 million of D-R Notes, which bear interest at three-month SOFR plus 3.20%, (B) the issuance by a 2038-R Securitization Issuer of $69.450 million of subordinated notes pursuant to the 2038-R Indenture, (C) the borrowing by the Securitization Issuer of $26.250 million of Class B-R Loans, which bear interest at three-month SOFR plus 1.75%, “2036-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO I LLC; “2036-R Indenture” refers to that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant to the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”), (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”); “2037 Debt Securitization” refers to the $474.6 million term debt securitization completed by 2037 Securitization Issuer; “2037 Indenture” refers to that certain indenture, dated as of February 20, 2025 by and between 2037 Securitization Issuer and Western Alliance Trust Company, National Association; “2037 Asset-Backed Debt” refers to (A) the issuance by 2037 Securitization Issuer of the following classes of notes pursuant to the 2037 Indenture: (i) $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month SOFR plus 1.49%, (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60%, (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75%, (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20%, (v) $28.5 million of BBB-(sf) Class D Notes (the “2037 Class D Notes”), which bear interest at three-month SOFR plus 3.60%, (collectively, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (“2037 Subordinated Notes” and, together with the 2037 Secured Notes, the “2037 Notes”) and (B) the borrowing by the Issuers of $10.0 million under AAA(sf) Class A-1L-A floating rate loans and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (together, the “2037 Asset-Backed Loans”), which bear interest at three-month SOFR plus 1.49%; “CLOs” refers, collectively, to the 2036-R Asset Backed Debt, the 2037 Asset-Backed Debt and the 2038-R Asset-Backed Debt. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business includes investments we make through our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2026	September 30, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $2,132,947 and $2,458,018, respectively)	$2,120,934	$2,491,360
Controlled, affiliated investments (amortized cost— $494,500 and $361,375, respectively)	383,724	281,968
Total investments (amortized cost— $2,627,447 and $2,819,393, respectively)	2,504,658	2,773,328
Cash equivalents (cost— $50,725 and $40,729, respectively)	50,725	40,729
Cash (cost— $50,090 and $81,955, respectively)	50,083	81,959
Interest receivable	13,496	13,832
Distributions receivable	6,081	—
Receivable for investments sold	7,472	1,369
Due from affiliates	233	321
Prepaid expenses and other assets	2,094	2,143
Total assets	2,634,842	2,913,681
Liabilities
Credit Facility payable, at fair value (cost— $318,355 and $683,855, respectively)	318,310	683,837
2026 Notes payable, net (par— $0 and $185,000) (unamortized deferred financing costs of $0 and $391, respectively)	—	184,609
2029 Notes payable, net (par—$200,000 and $0) (unamortized deferred financing costs of $3,788 and $0, respectively)	196,212	—
2031 Notes payable, net (par—$105,000 and $0) (unamortized deferred financing costs of $3,745 and $0, respectively)	101,255	—
2036 Asset-Backed Debt, net (par—$0 and $287,000) (unamortized deferred financing costs of $0 and $2,373, respectively)	—	284,627
2036-R Asset-Backed Debt, net (par— $287,000 and $266,000) (unamortized deferred financing costs of $391 and $634, respectively)	286,609	265,366
2037 Asset-Backed Debt, net (par— $389,500 and $361,000) (unamortized deferred financing costs of $2,234 and $2,669, respectively)	387,266	358,331
2038-R Asset-Backed Debt, net (par—$287,000 and $0) (unamortized deferred financing costs of $2,135 and $0, respectively)	284,865	—
Payable for investments purchased	—	14,852
Interest payable on debt	19,662	19,172
Distributions payable	8,265	10,170
Base management fee payable	6,381	6,549
Incentive fee payable	6,476	6,883
Accounts payable and accrued expenses	1,320	2,166
Deferred tax liability	592	1,864
Due to affiliates	—	739
Total liabilities	1,617,213	1,839,165
Commitments and contingencies (See Note 11)
Net assets
Common stock, 99,217,896 and 99,217,896 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	99	99
Paid-in capital in excess of par value	1,219,502	1,219,502
Accumulated deficit	(201,972)	(145,085)
Total net assets	$1,017,629	$1,074,516
Total liabilities and net assets	$2,634,842	$2,913,681
Net asset value per share	$10.26	$10.83

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled, non-affiliated investments:
Interest	$50,133	$50,856	$157,398	$147,533
Dividend	111	549	152	1,495
Other income	816	786	1,964	2,901
From controlled, affiliated investments:
Interest	8,947	7,373	25,444	27,526
Dividend	6,081	3,938	17,175	12,688
Other income	—	—	—	306
Total investment income	66,088	63,502	202,133	192,449
Expenses:
Interest and expenses on debt	25,029	22,547	76,321	67,437
Performance-based incentive fee	6,476	5,396	19,573	19,146
Base management fee	6,381	5,929	19,622	16,797
General and administrative expenses	1,350	1,200	3,750	3,600
Administrative services expenses	900	750	2,700	1,900
Expenses before amendment costs, debt issuance costs and provision for taxes	40,136	35,822	121,966	108,880
Provision for taxes on net investment income	50	200	300	650
Credit Facility amendment and debt issuance costs	—	2,855	1,578	3,297
Total expenses	40,186	38,877	123,844	112,827
Net investment income	25,902	24,625	78,289	79,622
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	37,383	(14,842)	31,304	(14,456)
Non-controlled and controlled, affiliated investments	—	—	—	22,811
Provision for taxes on realized gain (loss) on investments	(49)	12	(49)	(82)
Debt extinguishment	—	—	(1,380)	—
Net realized gain (loss) on investments and debt	37,334	(14,830)	29,875	8,273
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(49,103)	16,233	(45,360)	9,546
Non-controlled and controlled, affiliated investments	(7,546)	(6,351)	(31,369)	(49,401)
Provision for taxes on unrealized appreciation (depreciation) on investments	966	(303)	1,273	797
Debt appreciation (depreciation)	23	(76)	27	15
Net change in unrealized appreciation (depreciation) on investments and debt	(55,660)	9,503	(75,429)	(39,043)
Net realized and unrealized gain (loss) from investments and debt	(18,326)	(5,327)	(45,554)	(30,770)
Net increase (decrease) in net assets resulting from operations	$7,576	$19,298	$32,735	$48,852
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.08	$0.19	$0.33	$0.54
Net investment income per common share	$0.26	$0.25	$0.79	$0.88

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets from operations:
Net investment income	$25,902	$24,625	$78,289	$79,622
Net realized gain (loss) on investments	37,383	(14,842)	31,304	8,355
Net realized loss on debt extinguishment	—	—	(1,380)	—
Net change in unrealized appreciation (depreciation) on investments	(56,649)	9,882	(76,729)	(39,855)
Net change in provision for taxes on realized and unrealized appreciation (depreciation) on investments	917	(291)	1,224	715
Net change in unrealized appreciation (depreciation) on debt	23	(76)	27	15
Net increase (decrease) in net assets resulting from operations	7,576	19,298	32,735	48,852
Distributions to stockholders:
Distribution of net investment income	(28,604)	(30,510)	(89,622)	(83,389)
Total distributions to stockholders	(28,604)	(30,510)	(89,622)	(83,389)
Capital transactions
Public offering	—	31,669	—	245,479
Offering costs	—	(75)	—	(723)
Net increase in net assets resulting from capital transactions	—	31,594	—	244,756
Net increase (decrease) in net assets	(21,028)	20,382	(56,887)	210,219
Net assets:
Beginning of period	1,038,657	1,067,131	1,074,516	877,294
End of period	$1,017,629	$1,087,513	$1,017,629	$1,087,513
Capital share activity:
Shares issued from public offering	—	2,800,000	—	21,638,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,735	$48,852
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	76,729	39,855
Net change in unrealized appreciation (depreciation) on debt	(27)	(15)
Net realized (gain) loss on investments	(31,304)	(8,355)
Debt extinguishment	1,380	—
Net accretion of discount and amortization of premium	(5,517)	(8,499)
Purchases of investments	(674,773)	(1,108,335)
Payment-in-kind interest	(4,541)	(4,135)
Proceeds from dispositions of investments	908,082	669,456
Amortization of deferred financing costs	2,870	1,267
(Increase) decrease in:
Interest receivable	336	232
Receivable for investments sold	(6,103)	—
Distribution receivable	(6,081)	(634)
Prepaid expenses and other assets	49	(1,792)
Due from affiliate	88	128
Increase (decrease) in:
Payable for investments purchased	(14,852)	(20,363)
Interest payable on debt	490	4,031
Base management fee payable	(168)	1,341
Incentive fee payable	(407)	2,207
Deferred tax liability	(1,272)	(822)
Due to affiliates	(739)	49
Accounts payable and accrued expenses	(846)	(520)
Net cash provided by (used in) operating activities	276,129	(386,052)
Cash flows from financing activities:
Proceeds from public offering	—	245,479
Offering costs	—	(723)
Issuance of 2037 Asset-Backed Debt	—	361,000
Capitalized borrowing costs for the 2037 Asset-Backed Debt	—	(2,971)
Issuance of 2029 Notes	200,000	—
Issuance of 2031 Notes	105,000	—
Capitalized borrowing costs for the 2029 Notes	(4,132)	—
Capitalized borrowing costs for the 2031 Notes	(3,808)	—
Issuance of 2038-R Asset-Backed Debt	287,000	—
Capitalized borrowing costs for the 2038-R Asset-Backed Debt	(2,536)	—
Borrowings of 2037 Asset-Backed Debt	28,500	—
Borrowings of 2036-R Asset-Backed Debt	21,000	—
Repayment of 2036 Asset-Backed Debt	(287,000)	—
Repayment of 2026 Notes	(185,000)	—
Distributions paid to stockholders	(91,528)	(81,053)
Borrowings under Credit Facility	341,500	260,000
Repayments under Credit Facility	(707,000)	(405,000)
Net cash provided by (used in) financing activities	(298,004)	376,732
Net increase (decrease) in cash and cash equivalents	(21,875)	(9,320)
Effect of exchange rate changes on cash	(5)	—
Cash and cash equivalents, beginning of period	122,688	112,050
Cash and cash equivalents, end of period	$100,808	$102,730
Supplemental disclosures:
Interest paid	$72,961	$62,139
Taxes paid	$795	$975
Non-cash exchanges and conversions	$4,187	$16,585
Non-cash purchases and disposition of investments	$133,131	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 208.4% (3), (4)
First Lien Secured Debt - 189.4% of Net Assets
ACP Avenu Buyer, LLC	10/2/2023	10/2/2029	IT Services	8.69%	3M SOFR+ 500	23,812	$23,623	$23,335
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	10/2/2023	4/21/2027	IT Services	—	—	10,872	—	(163)
ACP Avenu Buyer, LLC - Funded Revolver	10/2/2023	10/2/2029	IT Services	8.58%	3M SOFR+ 500	1,698	1,698	1,664
ACP Avenu Buyer, LLC - Unfunded Revolver (6), (8)	10/2/2023	10/2/2029	IT Services	—	—	5,914	—	(118)
ACP Falcon Buyer, Inc. - Unfunded Revolver (6), (8)	7/26/2023	8/1/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	5/4/2021	5/8/2028	Media	9.99%	3M SOFR+ 626	8,092	8,048	8,052
Ad.net Acquisition, LLC - Funded Revolver	5/4/2021	5/8/2028	Media	9.99%	3M SOFR+ 626	747	747	743
Ad.net Acquisition, LLC - Unfunded Revolver (6), (8)	5/4/2021	5/8/2028	Media	—	—	498	—	(2)
AFC-Dell Holding Corp.	2/22/2024	4/9/2027	Distributors	8.67%	3M SOFR+ 500	19,984	19,969	19,984
AFC-Dell Holding Corp. - Unfunded Term Loan (8)	2/22/2024	4/9/2027	Distributors	—	—	7,213	—	—
AFC-Dell Holding Corp. - Funded Revolver	2/22/2024	10/9/2028	Distributors	8.67%	—	299	299	299
AFC-Dell Holding Corp. - Unfunded Revolver (8)	2/22/2024	10/9/2028	Distributors	—	—	1,795	—	—
Alpine Acquisition Corp II - Second Out Term Loan	8/27/2025	1/14/2031	Containers and Packaging	8.64%	3M SOFR+ 500	322	322	322
Alpine Acquisition Corp II - Third Out Term Loan	8/27/2025	1/14/2031	Containers and Packaging	8.89%	3M SOFR+ 525	429	429	429
Alpine Acquisition Corp II - Unfunded Term Loan (8)	8/27/2025	12/29/2030	Containers and Packaging	—	—	32	—	—
Alpine Acquisition Corp II - Unfunded Revolver (8)	8/27/2025	12/29/2030	Containers and Packaging	—	—	129	—	—
Amsive Holdings Corporation	3/2/2020	12/10/2026	Media	9.95%	3M SOFR+ 625	19,120	19,062	19,120
Aphix Buyer, Inc	7/17/2025	7/17/2031	Business Services	8.39%	3M SOFR+ 475	16,073	15,978	16,073
Aphix Buyer, Inc - Unfunded Term Loan (8)	7/17/2025	7/16/2027	Business Services	—	—	8,810	—	55
Aphix Buyer, Inc - Unfunded Revolver (8)	7/17/2025	7/17/2031	Business Services	—	—	3,995	—	—
APT OPCO, LLC - Unfunded Term Loan (8)	9/29/2025	9/30/2027	Healthcare Providers and Services	—	—	2,729	—	17
APT OPCO, LLC - Unfunded Revolver (8)	9/29/2025	9/30/2031	Healthcare Providers and Services	—	—	2,729	—	—
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/21/2019	12/31/2027	Media	9.56%	3M SOFR+ 590	11,622	11,611	11,506
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	5/21/2019	12/31/2027	Media	9.56%	3M SOFR+ 590	1,900	1,899	1,881
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	5/21/2019	12/31/2027	Media	11.50%	3M SOFR+ 475	820	820	812
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (6)(8)	5/21/2019	12/31/2027	Media	—	—	2,050	—	(20)
Arcfield Acquisition Corp.	10/28/2024	10/28/2031	Aerospace and Defense	8.66%	3M SOFR+ 500	14,209	14,197	14,209
Arcfield Acquisition Corp. - Unfunded Revolver (6), (8)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	3,547	—	—
Archer Lewis, LLC	8/28/2024	8/28/2029	Healthcare Technology	9.48%	3M SOFR+ 575	24,551	24,382	23,875
Archer Lewis, LLC - Unfunded Term Loan (8)	8/28/2024	8/28/2026	Healthcare Technology	—	—	13,292	—	(233)
Archer Lewis, LLC - Funded Revolver	8/28/2024	8/28/2029	Healthcare Technology	9.48%	3M SOFR+ 575	3,252	3,252	3,162
Argano, LLC	9/13/2024	9/13/2029	Business Services	9.15%	3M SOFR+ 550	41,271	40,965	40,858
Argano, LLC - Unfunded Term Loan (8)	9/13/2024	6/3/2027	Business Services	—	—	1,168	—	(3)
Argano, LLC – Unfunded Revolver (8)	9/13/2024	9/13/2029	Business Services	—	—	1,421	—	(14)
Azureon, LLC	6/26/2024	6/26/2029	Diversified Consumer Services	9.48%	3M SOFR+ 575	24,450	24,270	24,206
Azureon, LLC - Unfunded Term Loan (8)	6/26/2024	11/26/2027	Diversified Consumer Services	—		13,499	—	(34)
Azureon, LLC - Funded Revolver	6/26/2024	6/26/2029	Diversified Consumer Services	9.48%	3M SOFR+ 575	1,780	1,780	1,762
Azureon, LLC - Unfunded Revolver (8)	6/26/2024	6/26/2029	Diversified Consumer Services	—	—	1,995	—	(20)
Beacon Behavioral Support Services, LLC	6/21/2024	6/21/2029	Healthcare Providers and Services	9.23%	3M SOFR+ 550	28,119	27,845	28,119
Beacon Behavioral Support Services, LLC - Unfunded Term Loan - 3rd Amendment (8)	6/21/2024	6/21/2027	Healthcare Providers and Services	—	—	10,159	—	102
Beacon Behavioral Support Services, LLC - Funded Revolver	6/21/2024	6/21/2029	Healthcare Providers and Services	9.23%	3M SOFR+ 550	1,129	1,129	1,129
Beacon Behavioral Support Services, LLC - Unfunded Revolver (8)	6/21/2024	6/21/2029	Healthcare Providers and Services	—	—	2,445	—	—
Best Practice Associates, LLC	11/7/2024	11/8/2029	Aerospace and Defense	10.39%	3M SOFR+ 675	55,261	54,650	54,432
Best Practice Associates, LLC - Unfunded Revolver (8)	11/7/2024	11/8/2029	Aerospace and Defense	—	—	5,732	—	(86)
Beta Plus Technologies, Inc.	2/29/2024	7/2/2029	Internet Software and Services	9.48%	1M SOFR+ 575	22,541	22,088	22,315
BioDerm, Inc.	8/27/2025	1/31/2028	Healthcare Equipment and Supplies	10.12%	1M SOFR+ 650	985	977	975
BioDerm, Inc. - Funded Revolver	1/30/2023	1/31/2028	Healthcare Equipment and Supplies	10.12%	1M SOFR+ 650	1,071	1,071	1,061
Blackhawk Industrial Distribution, Inc.	6/27/2022	9/17/2026	Distributors	9.13%	3M SOFR+ 540	8,082	8,074	7,961

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Blackhawk Industrial Distribution, Inc. - Funded Revolver (6)	6/27/2022	9/17/2026	Distributors	9.59%	3M SOFR+ 590	2,399	2,399	2,363
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	6/27/2022	9/17/2026	Distributors	—	—	1,495	—	(22)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.23%	3M SOFR+ 450	24,173	24,033	24,173
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2024	11/20/2026	Business Services	—	—	5,981	—	45
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2024	11/20/2030	Business Services	—	—	4,398	—	—
Blue Cloud Pediatric Surgery Centers, LLC	8/12/2025	1/21/2031	Healthcare Providers and Services	8.63%	3M SOFR+ 500	7,694	7,627	7,636
Blue Cloud Pediatric Surgery Centers, LLC - Unfunded Term Loan (8)	8/12/2025	7/30/2027	Healthcare Providers and Services	—	—	2,759	—	7
Bluebird Parent, Inc.	6/12/2026	6/14/2032	Professional Services	8.91%	3M SOFR+ 525	39,435	39,190	39,189
Bluebird Parent, Inc. - Unfunded Term Loan (8)	6/12/2026	6/12/2028	Professional Services	—	—	10,590	—	—
Bluebird Parent, Inc. - Funded Revolver	6/12/2026	6/14/2032	Professional Services	8.95%	3M SOFR+ 525	706	706	706
Bluebird Parent, Inc. - Unfunded Revolver (8)	6/12/2026	6/14/2032	Professional Services	—	—	6,354	—	—
Boss Industries, LLC	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	8.73%	3M SOFR+ 500	11,992	11,924	11,992
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,744	—	—
Burgess Point Purchaser Corporation	8/12/2024	7/25/2029	Auto Components	9.01%	3M SOFR+ 535	18,577	17,621	17,045
By Light Professional IT Services, LLC	7/15/2025	7/15/2031	High Tech Industries	9.14%	1M SOFR+ 550	23,344	23,175	22,994
By Light Professional IT Services, LLC - Funded Revolver	7/15/2025	7/15/2031	High Tech Industries	9.15%	1M SOFR+ 550	1,836	1,836	1,808
By Light Professional IT Services, LLC - Unfunded Revolver (6), (8)	7/15/2025	7/15/2031	High Tech Industries	—	—	1,836	—	(28)
Capital Construction, LLC	6/30/2025	10/22/2026	Consumer Services	9.59%	3M SOFR+ 590	7,940	7,927	7,702
Carisk Buyer, Inc.	11/27/2023	12/3/2029	Healthcare Technology	8.48%	3M SOFR+ 475	5,376	5,324	5,403
Carisk Buyer, Inc. - Unfunded Term Loan (8)	11/27/2023	12/3/2029	Healthcare Technology	—	—	4,813	—	72
Carisk Buyer, Inc. - Unfunded Term Loan - 1st Amendment (8)	11/27/2023	12/3/2029	Healthcare Technology	—	—	3,056	—	38
Carisk Buyer, Inc. - Unfunded Revolver (6),(8)	11/27/2023	12/3/2029	Healthcare Technology	—	—	1,750	—	9
Carnegie Dartlet, LLC	2/7/2024	2/7/2030	Professional Services	9.14%	3M SOFR+ 550	33,550	33,189	33,298
Carnegie Dartlet, LLC - Unfunded Revolver (8)	2/7/2024	2/7/2030	Professional Services	—	—	5,405	—	(41)
Cartessa Aesthetics, LLC	6/1/2022	6/14/2028	Distributors	9.48%	3M SOFR+ 575	14,584	14,509	14,584
Cartessa Aesthetics, LLC - Unfunded Revolver (6), (8)	6/1/2022	6/14/2028	Distributors	—	—	1,438	—	—
Case Works, LLC	10/1/2024	10/1/2029	Professional Services	8.98%	3M SOFR+ 525	15,874	15,779	15,636
Case Works, LLC - Funded Revolver	10/1/2024	10/1/2029	Professional Services	8.98%	3M SOFR+ 525	3,102	3,102	3,055
Case Works, LLC - Unfunded Revolver (8)	10/1/2024	10/1/2029	Professional Services	—	—	1,007	—	(15)
CF512, Inc.	8/17/2021	8/20/2026	Media	9.85%	3M SOFR+ 619	10,219	10,209	10,219
CF512, Inc. - Funded Revolver	8/17/2021	9/1/2026	Media	9.66%	3M SOFR+ 602	86	86	86
CF512, Inc. - Unfunded Revolver (6), (8)	8/17/2021	9/1/2026	Media	—	—	869	—	—
CJX Borrower, LLC	7/8/2021	7/13/2027	Media	9.44%	3M SOFR+ 576	8,471	8,384	8,301
CJX Borrower, LLC - Unfunded Term Loan (8)	7/8/2021	7/13/2027	Media	—	—	112	—	18
CJX Borrower, LLC - Funded Revolver	7/8/2021	7/13/2027	Media	9.44%	3M SOFR+ 576	889	889	871
CJX Borrower, LLC - Unfunded Revolver (8)	7/8/2021	7/13/2027	Media	—	—	346	—	(7)
Coolsys, Inc.	8/27/2025	8/11/2028	Commercial Services & Supplies	9.64%	3M SOFR+ 600	2,295	2,040	1,753
CTC Purchaser, LLC	5/16/2026	5/16/2031	Distributors	9.40%	3M SOFR+ 575	6,060	6,001	6,000
CTC Purchaser, LLC - Unfunded Term Loan (8)	5/16/2026	5/15/2028	Distributors	—	—	12,611	—	—
CTC Purchaser, LLC - Funded Revolver	5/16/2026	5/16/2031	Distributors	9.48%	3M SOFR+ 575	1,513	1,513	1,513
CTC Purchaser, LLC - Unfunded Revolver (8)	5/16/2026	5/16/2031	Distributors	—	—	2,270	—	—
Commercial Fire Protection Holdings, LLC	9/23/2024	9/23/2030	Commercial Services & Supplies	8.23%	3M SOFR+ 450	28,864	28,699	28,864
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (8)	9/23/2024	9/23/2026	Commercial Services & Supplies	—	—	9,592	—	72
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (8)	9/23/2024	9/23/2030	Commercial Services & Supplies	—	—	5,014	—	—
Confluent Health, LLC	3/25/2024	11/30/2028	Healthcare Providers and Services	7.76%	1M SOFR+ 400	4,770	4,468	4,207
Confluent Health, LLC - Amendment No.4 Term Loan	3/25/2024	11/30/2028	Healthcare Providers and Services	8.64%	1M SOFR+ 500	6,843	6,724	6,843
Cornerstone Advisors of Arizona, LLC	5/13/2025	5/13/2032	Consulting Services	8.48%	3M SOFR+ 475	6,253	6,225	6,221

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (8)	5/13/2025	5/13/2032	Consulting Services	—	—	1,705	—	(9)
Crane 1 Services, Inc.	8/11/2021	8/16/2027	Commercial Services & Supplies	9.51%	3M SOFR+ 586	4,200	4,179	4,158
Crane 1 Services, Inc. - Funded Revolver	8/11/2021	8/16/2027	Commercial Services & Supplies	9.51%	3M SOFR+ 586	100	100	99
Crane 1 Services, Inc. - Unfunded Revolver (6), (8)	8/11/2021	8/16/2027	Commercial Services & Supplies	—	—	402	—	(4)
C5MI Acquisition, LLC	7/31/2024	7/31/2029	IT Services	9.73%	3M SOFR+ 600	39,240	38,866	39,240
C5MI Acquisition, LLC - Funded Revolver	7/31/2024	7/31/2029	IT Services	9.73%	3M SOFR+ 600	3,637	3,637	3,637
C5MI Acquisition, LLC - Unfunded Revolver (8)	7/31/2024	7/31/2029	IT Services	—	—	5,456	—	—
DRI Holding Inc.	5/23/2024	12/21/2028	Media	9.06%	1M SOFR+ 535	13,066	12,879	12,123
DRS Holdings III, Inc.	10/29/2019	11/1/2028	Personal Products	8.89%	3M SOFR+ 525	7,779	7,748	7,747
DRS Holdings III, Inc. - Unfunded Revolver (6), (8)	10/29/2019	11/1/2028	Personal Products	—	—	487	—	(2)
Duggal Acquisition, LLC	9/30/2024	9/30/2030	Marketing Services	8.73%	3M SOFR+ 500	12,274	12,193	12,274
Duggal Acquisition, LLC - Unfunded Term Loan (8)	9/30/2024	9/30/2026	Marketing Services	—	—	2,235	—	22
Duggal Acquisition, LLC - Unfunded Revolver (8)	9/30/2024	9/30/2030	Marketing Services	—	—	5,605	—	—
DX Electric Company, LLC	10/1/2025	10/1/2031	Electronic Equipment, Instruments, and Components	8.73%	3M SOFR+ 500	2,011	1,998	2,011
DX Electric Company, LLC - Unfunded Revolver (8)	10/1/2025	10/1/2031	Electronic Equipment, Instruments, and Components	—	—	1,257	—	—
Dynata, LLC - First Out Term Loan	7/15/2024	7/17/2028	Business Services	8.90%	3M SOFR+ 526	2,347	2,269	2,211
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Business Services	9.40%	3M SOFR+ 576	14,561	14,133	5,630
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare Providers and Services	8.73%	3M SOFR+ 500	7,880	7,854	7,880
Emergency Care Partners, LLC - Unfunded Term Loan (8)	10/18/2024	10/19/2026	Healthcare Providers and Services	—	—	4,320	—	—
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2024	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	—
EDS Buyer, LLC	12/19/2022	1/10/2029	Electronic Equipment, Instruments, and Components	8.48%	3M SOFR+ 475	10,485	10,407	10,485
EDS Buyer, LLC - Unfunded Revolver (6), (8)	12/19/2022	1/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	—
Efficient Collaborative Retail Marketing Company, LLC	10/23/2018	9/30/2026	Media: Diversified and Production	11.49%	3M SOFR+ 776	8,986	9,008	6,515
				(PIK 2.00%)
Elektrik App, Inc.	5/29/2026	5/28/2032	Electronic Equipment, Instruments, and Components	9.23%	3M SOFR+ 550	6,207	6,145	6,145
Elektrik App, Inc. - Funded Revolver	5/29/2026	5/28/2032	Electronic Equipment, Instruments, and Components	9.23%	3M SOFR+ 550	695	695	695
Elektrik App, Inc. - Unfunded Revolver (8)	5/29/2026	5/28/2032	Electronic Equipment, Instruments, and Components	—	—	5,098	—	—
ETE Intermediate II, LLC	5/24/2023	5/29/2029	Diversified Consumer Services	8.73%	3M SOFR+ 500	1,643	1,635	1,643
ETE Intermediate II, LLC - Funded Revolver	5/24/2023	5/29/2029	Diversified Consumer Services	8.68%	3M SOFR+ 500	331	331	331
ETE Intermediate II, LLC - Unfunded Revolver (8)	5/24/2023	5/29/2029	Diversified Consumer Services	—	—	1,325	—	—
EvAL Home Care Solutions Intermediate, LLC	5/10/2024	5/10/2030	Healthcare, Education and Childcare	9.37%	1M SOFR+ 575	17,269	17,110	17,269
EvAL Home Health Solutions Intermediate, LLC - Unfunded Revolver (8)	5/10/2024	5/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	—
Exigo Intermediate II, LLC	8/27/2025	3/15/2027	Software	10.03%	1M SOFR+ 635	4,750	4,750	4,156
Exigo Intermediate II, LLC - Unfunded Revolver (8)	3/10/2022	3/15/2027	Software	—	—	689	—	(86)
Express Wash Acquisition Company, LLC	4/10/2025	4/10/2031	Automobiles	9.92%	3M SOFR+ 625	34,760	34,619	33,978
Express Wash Acquisition Company, LLC - Unfunded Revolver (8)	4/10/2025	4/10/2031	Automobiles	—	—	2,139	—	(48)
First Medical MSO, LLC	6/13/2025	6/13/2031	Healthcare Providers and Services	9.42%	3M SOFR+ 575	7,724	7,657	7,530
First Medical MSO, LLC - Unfunded Term Loan (8)	6/13/2025	6/13/2027	Healthcare Providers and Services	—	—	4,700	—	(71)
First Medical MSO, LLC - Funded Revolver	6/13/2025	6/13/2031	Healthcare Providers and Services	12.50%	3M SOFR+ 575	500	500	488
First Medical MSO, LLC - Unfunded Revolver (6) (8)	6/13/2025	6/13/2031	Healthcare Providers and Services	—	—	500	—	(13)
Five Star Buyer, Inc. (10)	2/21/2023	2/23/2028	Hotels, Restaurants and Leisure	—	—	5,210	5,157	4,780
Five Star Buyer, Inc. - Unfunded Revolver (8) (10)	2/21/2023	2/23/2028	Hotels, Restaurants and Leisure	—	—	370	—	(31)
GALT NEWCO, LLC	3/27/2026	3/29/2032	Aerospace and Defense	8.98%	3M SOFR+ 525	13,184	13,103	13,102
GALT NEWCO, LLC - Unfunded Revolver (8)	3/27/2026	3/29/2032	Aerospace and Defense	—	—	4,387	—	(27)
GRVTY, Inc.	5/28/2026	5/31/2033	Aerospace and Defense	8.41%	3M SOFR+ 475	9,483	9,435	9,435

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
GRVTY, Inc. - Unfunded Term Loan (8)	5/28/2026	5/30/2028	Aerospace and Defense	—	—	6,773	—	—
GRVTY, Inc. - Unfunded Revolver (8)	5/28/2026	5/31/2033	Aerospace and Defense	—	—	3,387	—	—
Gauge ETE Blocker, LLC	5/24/2023	5/21/2029	Diversified Consumer Services	12.56%	—	313	313	313
Global Holdings InterCo, LLC	3/11/2021	9/16/2027	Diversified Financial Services	9.24%	1M SOFR+ 560	4,511	4,475	4,511
Graffiti Buyer, Inc.	8/9/2021	8/10/2027	Trading Companies & Distributors	9.27%	3M SOFR+ 560	5,475	5,423	5,311
Graffiti Buyer, Inc. - Funded Revolver	8/9/2021	8/10/2027	Trading Companies & Distributors	9.27%	3M SOFR+ 560	86	86	84
Graffiti Buyer, Inc. - Unfunded Revolver (6), (8)	8/9/2021	8/10/2027	Trading Companies & Distributors	—	—	778	—	(23)
Hancock Roofing and Construction, LLC	12/23/2020	12/31/2026	Insurance	9.33%	3M SOFR+ 560	3,916	3,908	3,916
Hancock Roofing and Construction, LLC - Funded Revolver (6)	12/23/2020	12/31/2026	Insurance	9.24%	3M SOFR+ 560	750	750	750
Halo Buyer, Inc.	2/7/2025	8/7/2029	Consumer products	9.64%	1M SOFR+ 600	10,519	10,437	10,466
Halo Buyer, Inc. - Funded Revolver	2/7/2025	8/7/2029	Consumer products	9.64%	1M SOFR+ 600	1,270	1,270	1,264
Halo Buyer, Inc. - Unfunded Revolver (8)	2/7/2025	8/7/2029	Consumer products	—	—	1,452	—	(7)
Harris & Co, LLC	8/9/2024	8/9/2030	Professional Services	8.89%	3M SOFR+ 525	77,375	76,802	77,375
Harris & Co, LLC - Unfunded Term Loan C (8)	8/9/2024	8/18/2027	Professional Services	—	—	1,019	—	9
Harris & Co, LLC - Unfunded Revolver (8)	8/9/2024	8/9/2030	Professional Services	—	—	9,620	—	—
Harvest Group Topco Buyer, LLC	3/2/2026	3/2/2032	Media	8.39%	3M SOFR+ 475	42,307	42,097	42,095
Harvest Group Topco Buyer, LLC - Unfunded Revolver (8)	3/2/2026	3/2/2032	Media	—	—	6,799	—	(34)
HEC Purchaser Corp.	7/25/2024	6/17/2029	Healthcare, Education and Childcare	8.74%	3M SOFR+ 500	8,669	8,599	8,669
Highwire Public Relations, LLC	1/12/2026	1/12/2031	Professional Services	8.73%	3M SOFR+ 500	15,000	14,919	14,850
Highwire Public Relations, LLC - Unfunded Term Loan (8)	1/12/2026	1/12/2028	Professional Services	—	—	7,875	—	(30)
Highwire Public Relations, LLC - Unfunded Revolver (8)	1/12/2026	1/12/2031	Professional Services	—	—	2,625	—	(26)
Hills Distribution, Inc.	11/2/2023	11/8/2029	Distributors	9.23%	1M SOFR+ 550	17,908	17,760	17,908
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/2/2023	12/6/2027	Distributors	—	—	1,923	—	10
HW Holdco, LLC	1/9/2019	5/10/2027	Media	9.49%	3M SOFR+ 585	12,040	12,029	12,040
HW Holdco, LLC - Unfunded Revolver (6), (8)	1/9/2019	5/10/2027	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	11/23/2021	9/22/2028	Professional Services	8.66%	3M SOFR+ 500	4,420	4,389	4,376
IG Investments Holdings, LLC - Unfunded Revolver (6), (8)	11/23/2021	9/22/2028	Professional Services	—	—	722	—	(7)
Imagine Acquisitionco, Inc. - Unfunded Revolver (8)	11/4/2021	11/16/2027	Software	—	—	1,193	—	(12)
Impact Advisors, LLC	3/21/2025	3/19/2032	Business Services	8.23%	3M SOFR+ 450	8,610	8,572	8,610
Impact Advisors, LLC - Unfunded Term Loan (8)	3/21/2025	3/22/2027	Business Services	—	—	8,421	—	42
Impact Advisors, LLC - Funded Revolver	3/21/2025	3/19/2032	Business Services	10.25%	3M SOFR+ 350	1,167	1,167	1,167
Impact Advisors, LLC - Unfunded Revolver (8)	3/21/2025	3/19/2032	Business Services	—	—	778	—	—
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Commercial Services & Supplies	9.73%	3M SOFR+ 600	14,743	14,675	14,743
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Commercial Services & Supplies	9.73%	3M SOFR+ 600	CAD 1,691	1,224	1,192
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (8)	12/21/2022	10/30/2026	Commercial Services & Supplies	—	—	7,069	—	35
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/21/2022	12/28/2028	Commercial Services & Supplies	—	—	1,292	—	—
Infolinks Media Buyco, LLC	2/22/2024	11/2/2026	Media	9.48%	3M SOFR+ 575	10,150	10,142	9,719
Inovex Information Systems Incorporated	12/17/2024	12/17/2030	Software	8.98%	3M SOFR+ 525	7,880	7,833	7,762

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2024	12/17/2026	Software	—	—	2,800	—	(42)
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2024	12/17/2030	Software	—	—	3,499	—	(52)
Integrity Health Purchaser, LLC	2/2/2026	2/2/2032	Healthcare Providers and Services	9.66%	—	3,980	3,943	3,980
Integrity Health Purchaser, LLC - Unfunded Revolver (8)	2/2/2026	2/2/2032	Healthcare Providers and Services	—	—	800	—	—
Keel Platform, LLC	1/26/2024	1/20/2031	Metals and Mining	8.48%	3M SOFR+ 475	14,951	14,805	14,876
Keel Platform, LLC - Unfunded Term Loan (8)	1/26/2024	1/20/2031	Metals and Mining	—	—	2,910	—	7
Kinetic Purchaser, LLC (10)	11/8/2021	11/10/2027	Personal Products	—	—	19,090	17,755	5,584
Kinetic Purchaser, LLC - Funded Revolver (10)	11/8/2021	11/10/2026	Personal Products	—	—	2,311	2,172	676
Kinetic Purchaser, LLC - Unfunded Revolver (6) (8) (10)	11/8/2021	11/10/2026	Personal Products	—	—	1,262	—	(893)
Lash OpCo, LLC	8/16/2021	9/17/2027	Personal Products	10.76%	1M SOFR+ 710	16,469	16,409	16,222
				(PIK 2.00%)
Lash OpCo, LLC - Funded Revolver (6)	8/16/2021	9/17/2027	Personal Products	10.74%	1M SOFR+ 710	268	268	264
				(PIK 2.00%)
Lash OpCo, LLC - Unfunded Revolver (6) (8)	8/16/2021	9/17/2027	Personal Products	—	—	2,765	—	(41)
LAV Gear Holdings, Inc.	7/31/2025	7/31/2029	Capital Equipment	9.58%	1M SOFR+ 594	8,228	8,228	6,912
LAV Gear Holdings, Inc. - Incremental TL	7/31/2025	7/31/2029	Capital Equipment	9.58%	1M SOFR+ 594	2,652	2,632	2,652
LAV Gear Holdings, Inc. - Funded Revolver	7/31/2025	7/31/2029	Capital Equipment	6.15%	1M SOFR+ 250	142	142	142
LAV Gear Holdings, Inc. - Unfunded Revolver (6) (8)	7/31/2025	7/31/2029	Capital Equipment	—	—	563	—	—
Ledge Lounger, Inc.	2/7/2022	11/9/2026	Leisure Products	11.38%	3M SOFR+ 765	8,298	8,222	6,742
Ledge Lounger, Inc. - Funded Revolver	2/7/2022	11/9/2026	Leisure Products	11.31%	3M SOFR+ 765	722	722	587
LJ Avalon Holdings, LLC	1/18/2023	2/1/2030	Construction & Engineering	8.14%	3M SOFR+ 450	11,741	11,675	11,683
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	1/18/2023	2/17/2028	Construction & Engineering	—	—	3,332	—	—
LJ Avalon Holdings, LLC - Funded Revolver	1/18/2023	2/1/2029	Construction & Engineering	8.17%	3M SOFR+ 450	346	346	344
LJ Avalon Holdings, LLC - Unfunded Revolver (6), (8)	1/18/2023	2/1/2029	Construction & Engineering	—	—	2,537	—	(13)
Loving Tan Intermediate II, Inc.	5/24/2023	5/31/2028	Personal Products	8.98%	3M SOFR+ 525	57,219	56,768	56,933
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	5/24/2023	12/31/2026	Personal Products	—	—	6,365	—	32
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	5/24/2023	12/31/2026	Personal Products	—	—	9,172	—	—
Loving Tan Intermediate II, Inc. - Funded Revolver	5/24/2023	5/31/2028	Personal Products	8.98%	3M SOFR+ 525	739	739	735
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	5/24/2023	5/31/2028	Personal Products	—	—	6,651	—	(33)
MAG DS Corp.	9/21/2020	4/1/2027	Aerospace and Defense	9.33%	3M SOFR+ 560	12,103	11,991	12,043
Marketplace Events Acquisition, LLC	12/19/2024	12/20/2030	Media	8.99%	3M SOFR+ 525	34,117	33,849	34,117
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/20/2030	Media	8.98%	3M SOFR+ 525	2,187	2,187	2,187
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2024	12/20/2030	Media	—	—	1,177	—	—
Marwood Group Buyer, LLC	4/1/2026	4/1/2032	Healthcare Providers and Services	8.19%	3M SOFR+ 450	4,646	4,623	4,622
Marwood Group Buyer, LLC - Unfunded Term Loan (8)	4/1/2026	3/31/2028	Healthcare Providers and Services	—	—	33,511	—	—
Marwood Group Buyer, LLC - Unfunded Revolver (8)	4/1/2026	4/1/2032	Healthcare Providers and Services	—	—	8,378	—	(42)
MBS Holdings, Inc.	12/19/2024	4/16/2027	Internet Software and Services	8.74%	3M SOFR+ 510	496	495	496
MBS Holdings, Inc. - Funded Revolver	12/19/2024	4/16/2027	Internet Software and Services	8.72%	3M SOFR+ 510	231	231	231
MBS Holdings, Inc. - Unfunded Revolver (6), (8)	4/14/2021	4/16/2027	Internet Software and Services	—	—	926	—	—
MDI Buyer, Inc.	3/16/2023	7/25/2028	Commodity Chemicals	8.47%	3M SOFR+ 475	6,616	6,575	6,616
MDI Buyer, Inc. - Unfunded Term Loan (8)	3/16/2023	7/25/2028	Commodity Chemicals	—	—	2,815	—	21
MDI Buyer, Inc. - Funded Revolver	7/19/2022	7/25/2028	Commodity Chemicals	10.50%	3M SOFR+ 350	1,877	1,877	1,877
Meadowlark Acquirer, LLC	12/9/2021	12/10/2027	Professional Services	9.38%	3M SOFR+ 565	4,311	4,277	4,289
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/9/2021	12/10/2027	Professional Services	—	—	1,693	—	(8)
Medina Health, LLC	10/16/2023	10/20/2028	Healthcare Providers and Services	9.98%	3M SOFR+ 625	20,299	20,126	20,299
Medina Health, LLC - Unfunded Term Loan (8)	10/16/2023	3/31/2028	Healthcare Providers and Services	—	—	4,422	—	28
Medina Health, LLC - Unfunded Revolver (8)	10/16/2023	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Megawatt Acquisitionco, Inc.	3/1/2024	3/1/2030	Electronic Equipment, Instruments, and Components	8.98%	3M SOFR+ 525	9,552	9,295	9,552
Megawatt Acquisitionco, Inc. - Funded Revolver	3/1/2024	3/1/2030	Electronic Equipment, Instruments, and Components	8.90%	3M SOFR+ 525	731	731	731
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	3/1/2024	3/1/2030	Electronic Equipment, Instruments, and Components	—	—	2,519	—	—
MOREgroup Holdings, Inc.	1/9/2024	1/16/2030	Construction & Engineering	8.92%	3M SOFR+ 525	19,621	19,435	19,621
MOREgroup Holdings, Inc. - Unfunded Revolver (8)	1/9/2024	1/16/2030	Construction & Engineering	—	—	6,634	—	—
MES Intermediate, Inc.	9/23/2021	10/1/2027	Distributors	8.73%	3M SOFR+ 500	5,660	5,635	5,660
MES Intermediate, Inc. - Funded Revolver	9/23/2021	10/1/2027	Distributors	10.75%	3M SOFR+ 400	615	615	615
MES Intermediate, Inc. - Unfunded Revolver (6) (8)	9/23/2021	10/1/2027	Distributors	—	—	688	—	—
NBH Group, LLC	8/29/2025	8/19/2026	Healthcare Equipment and Supplies	9.47%	1M SOFR+ 585	2,381	2,381	2,262
NBH Group, LLC - Unfunded Revolver (6), (8)	8/16/2021	8/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(84)
NORA Acquisition, LLC	8/22/2023	8/31/2029	Healthcare Providers and Services	10.08%	3M SOFR+ 635	20,585	20,334	20,173
NORA Acquisition, LLC - Funded Revolver	8/22/2023	8/31/2029	Healthcare Providers and Services	10.08%	3M SOFR+ 635	2,466	2,466	2,416
NORA Acquisition, LLC - Unfunded Revolver (6), (8)	8/22/2023	8/31/2029	Healthcare Providers and Services	—	—	3,013	—	(60)
North American Rail Solutions, LLC	8/29/2025	8/29/2031	Manufacturing/Basic Industry	8.48%	3M SOFR+ 475	26,071	25,957	25,680
North American Rail Solutions, LLC - Unfunded Term Loan (8)	8/29/2025	8/30/2027	Manufacturing/Basic Industry	—	—	2,439	—	(24)
North American Rail Solutions, LLC - Funded Revolver	8/29/2025	8/29/2031	Manufacturing/Basic Industry	8.37%	3M SOFR+ 475	2,256	2,256	2,223
North American Rail Solutions, LLC - Unfunded Revolver (8)	8/29/2025	8/29/2031	Manufacturing/Basic Industry	—	—	3,667	—	(55)
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Consumer Services	8.96%	3M SOFR+ 525	26,538	26,372	26,140
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	12/29/2023	9/30/2026	Diversified Consumer Services	—	—	5,473	—	(34)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Consumer Services	9.16%	1M SOFR+ 450	1,400	1,400	1,379
Omnia Exterior Solutions, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/31/2029	Diversified Consumer Services	—	—	2,800	—	(42)
One Stop Mailing, LLC	5/26/2021	5/7/2027	Air Freight and Logistics	10.01%	3M SOFR+ 636	11,836	11,807	11,836
ORL Acquisition, Inc. (6)	9/1/2021	9/3/2027	Consumer Finance	13.13%	3M SOFR+ 940	8,153	7,958	5,463
				(PIK 2.00%)
ORL Acquisition, Inc. - Funded Revolver	9/1/2021	9/3/2027	Consumer Finance	11.06%	3M SOFR+ 740	222	222	149
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.41%	3M SOFR+ 575	29,583	29,328	29,583
OSP Embedded Purchaser, LLC - Funded Revolver	12/11/2023	12/17/2029	Aerospace and Defense	11.40%	3M SOFR+ 465	293	293	293
OSP Embedded Purchaser, LLC - Unfunded Revolver (8)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	2,639	—	—
Output Services Group, Inc. - First-out Term Loan	11/30/2023	5/30/2028	Business Services	12.16%	3M SOFR+ 843	828	828	828
Output Services Group, Inc. - Last-out Term Loan	11/30/2023	11/30/2028	Business Services	10.41%	3M SOFR+ 668	1,681	1,681	1,681
Pacific Purchaser, LLC	10/2/2023	10/2/2028	Professional Services	10.10%	3M SOFR+ 625	4,875	4,825	4,875
Pacific Purchaser, LLC - Unfunded Revolver (8)	10/2/2023	10/2/2028	Professional Services	—	—	1,799	—	—
PAR Excellence Holdings, Inc.	9/3/2024	9/3/2030	Healthcare Technology	8.66%	3M SOFR+ 500	20,277	20,126	19,871
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	9/3/2024	9/3/2030	Healthcare Technology	—	—	4,692	—	(94)
Paving Lessor Corp.	7/1/2025	7/1/2031	Business Services	8.98%	3M SOFR+ 525	6,374	6,333	6,374

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Paving Lessor Corp. - Unfunded Term Loan (8)	7/1/2025	7/1/2027	Business Services	—	—	8,632	—	65
Paving Lessor Corp. - Unfunded Revolver (8)	7/1/2025	7/1/2031	Business Services	—	—	5,755	—	—
Peninsula Pacific Entertainment, LLC	8/15/2025	10/1/2032	Gaming	8.60%	3M SOFR+ 475	18,519	18,383	18,519
PN Buyer, Inc. - Unfunded Term Loan (8)	7/31/2025	8/2/2027	Professional Services	—	—	6,056	—	(30)
PN Buyer, Inc. - Funded Revolver	7/31/2025	7/31/2031	Professional Services	8.14%	3M SOFR+ 450	946	946	937
PN Buyer, Inc. - Unfunded Revolver (8)	7/31/2025	7/31/2031	Professional Services	—	—	568	—	(6)
PCS MIDCO, Inc.	3/1/2024	3/1/2030	Professional Services	9.48%	3M SOFR+ 575	9,115	9,029	9,115
PCS MIDCO, Inc. - Unfunded Term Loan - 3rd Amendment (8)	3/1/2024	3/24/2028	Professional Services	—	—	4,479	—	34
PCS MIDCO, Inc. - Unfunded Revolver (8)	3/1/2024	3/1/2030	Professional Services	—	—	1,770	—	—
PD Tri-State Holdco, LLC - Unfunded Term Loan (8)	10/14/2025	10/14/2027	Diversified Consumer Services	—	—	4,140	—	94
PD Tri-State Holdco, LLC - Unfunded Revolver (8)	10/14/2025	10/15/2030	Diversified Consumer Services	—	—	276	—	—
Podean Buyer, LLC	8/4/2025	8/4/2031	Marketing Services	9.73%	3M SOFR+ 600	11,801	11,655	11,801
Podean Buyer, LLC - Unfunded Revolver (8)	8/4/2025	8/4/2031	Marketing Services	—	—	1,579	—	—
Project Granite Buyer, Inc.	12/31/2024	12/31/2030	Professional Services	9.48%	3M SOFR+ 575	7,880	7,821	7,979
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2024	12/31/2026	Professional Services	—	—	1,708	—	38
Project Granite Buyer, Inc. - Unfunded Revolver (8)	12/31/2024	12/31/2030	Professional Services	—	—	2,846	—	36
Puget Collision, LLC	10/3/2025	10/3/2030	Automobiles	8.48%	3M SOFR+ 475	14,450	14,319	14,233
Puget Collision, LLC - Unfunded Term Loan (8)	10/3/2025	10/1/2027	Automobiles	—	—	15,265	—	(134)
Puget Collision, LLC - Funded Revolver	10/3/2025	10/3/2030	Automobiles	8.48%	3M SOFR+ 475	3,248	3,248	3,199
Puget Collision, LLC - Unfunded Revolver (8)	10/3/2025	10/3/2030	Automobiles	—	—	812	—	(12)
Pragmatic Institute, LLC (10)	3/28/2025	3/28/2030	Professional Services	—	—	612	571	194
Rancho Health MSO, Inc.	12/20/2024	6/20/2029	Healthcare Equipment and Supplies	8.67%	3M SOFR+ 500	2,405	2,398	2,405
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/20/2024	9/30/2026	Healthcare Equipment and Supplies	—	—	3,034	—	28
Rancho Health MSO, Inc. - Unfunded Revolver (6), (8)	12/20/2024	6/20/2029	Healthcare Equipment and Supplies	—	—	3,300	—	—
Real Life Intermediate Holdings, LLC	1/16/2026	1/16/2031	Real Estate Management and Development	8.73%	3M SOFR+ 500	2,255	2,235	2,239
Real Life Intermediate Holdings, LLC - Unfunded Term Loan (8)	1/16/2026	1/16/2028	Real Estate Management and Development	—	—	3,854	—	48
Real Life Intermediate Holdings, LLC - Unfunded Revolver (8)	1/16/2026	1/16/2031	Real Estate Management and Development	—	—	385	—	(3)
Rosco Parent, LLC	9/9/2025	9/12/2031	Business Services	8.48%	3M SOFR+ 475	11,414	11,340	11,414
Rosco Parent, LLC - Funded Revolver	9/9/2025	9/12/2031	Business Services	8.48%	3M SOFR+ 475	2,479	2,479	2,479
Rosco Parent, LLC - Unfunded Revolver (8)	9/9/2025	9/12/2031	Business Services	—	—	404	—	—
Riverpoint Medical, LLC	6/19/2019	6/21/2027	Healthcare Equipment and Supplies	8.23%	3M SOFR+ 450	8,782	8,753	8,782
Riverpoint Medical, LLC - Unfunded Revolver (6), (8)	6/19/2019	6/21/2027	Healthcare Equipment and Supplies	—	—	909	—	—
Ro Health, LLC	1/16/2025	1/17/2031	Healthcare Providers and Services	8.23%	3M SOFR+ 450	15,213	15,127	15,213
Ro Health, LLC - Unfunded Revolver (8)	1/16/2025	1/17/2031	Healthcare Providers and Services	—	—	7,765	—	—
RRA Corporate, LLC	8/15/2024	8/15/2029	Diversified Consumer Services	8.98%	3M SOFR+ 525	25,696	25,506	24,669
RRA Corporate, LLC - Unfunded Term Loan (8)	8/15/2024	8/17/2026	Diversified Consumer Services	—	—	7,119	—	(214)
RRA Corporate, LLC - Funded Revolver	8/15/2024	8/15/2029	Diversified Consumer Services	8.99%	3M SOFR+ 525	5,709	5,709	5,481
RRA Corporate, LLC - Unfunded Revolver (8)	8/15/2024	8/15/2029	Diversified Consumer Services	—	—	1,007	—	(40)
RTIC Subsidiary Holdings, LLC	5/3/2024	5/3/2029	Leisure Products	9.48%	3M SOFR+ 575	42,019	41,580	41,809
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	5/3/2024	5/3/2029	Leisure Products	—	—	9,417	—	(47)
Rural Sourcing Holdings, Inc.	6/8/2023	6/15/2029	Professional Services	9.98%	3M SOFR+ 625	2,272	2,239	1,602
				(PIK 4.25%)
Rural Sourcing Holdings, Inc. - Funded Revolver	6/8/2023	6/15/2029	Professional Services	9.48%	3M SOFR+ 575	487	487	343
Rural Sourcing Holdings, Inc. - Unfunded Revolver (6), (8)	6/8/2023	6/15/2029	Professional Services	—	—	373	—	(110)
Sabel Systems Technology Solutions, LLC	10/31/2024	10/31/2030	Government Services	9.64%	3M SOFR+ 600	38,917	38,586	38,917
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2024	10/31/2030	Government Services	—	—	4,978	—	—
Safe Haven Defense US, LLC	5/23/2024	5/23/2029	Building Products	9.16%	3M SOFR+ 550	19,681	19,549	19,239
Safe Haven Defense US, LLC - Funded Revolver	5/23/2024	5/23/2029	Building Products	11.25%	3M SOFR+ 450	409	409	400
Safe Haven Defense US, LLC - Unfunded Revolver (8)	5/23/2024	5/23/2029	Building Products	—	—	2,511	—	(57)
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.48%	3M SOFR+ 575	7,552	7,499	7,552
Sath Industries, LLC - Unfunded Revolver (8)	12/17/2024	12/17/2029	Event Services	—	—	2,466	—	—
Schlesinger Global, Inc.	10/24/2019	3/31/2027	Professional Services	9.99%	3M SOFR+ 635	8,134	8,133	7,728

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	10/24/2019	3/31/2027	Professional Services	9.99%	3M SOFR+ 635	1,695	1,695	1,610
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (6), (8)	10/24/2019	3/31/2027	Professional Services	—	—	400	—	(20)
SCP Clinical Research Intermediate Holdings, LLC	1/2/2026	1/2/2032	Healthcare Providers and Services	8.39%	3M SOFR+ 475	8,577	8,538	8,534
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Term Loan (8)	1/2/2026	12/31/2027	Healthcare Providers and Services	—	—	11,649	—	—
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Revolver (8)	1/2/2026	1/2/2032	Healthcare Providers and Services	—	—	5,132	—	(26)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Consumer Services	8.98%	3M SOFR+ 525	12,886	12,801	12,500
Seacoast Service Partners NA, LLC - Unfunded Term Loan (8)	12/20/2024	12/21/2026	Diversified Consumer Services	—	—	3,269	—	(69)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Consumer Services	8.92%	3M SOFR+ 525	1,911	1,911	1,853
Seacoast Service Partners NA, LLC - Unfunded Revolver (8)	12/20/2024	12/20/2029	Diversified Consumer Services	—	—	212	—	(6)
Seaway Buyer, LLC	7/25/2024	6/13/2029	Chemicals, Plastics and Rubber	10.85%	3M SOFR+ 715	1,918	1,904	1,918
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	IT Services	10.14%	3M SOFR+ 640	18,111	17,925	17,930
Sigma Defense Systems, LLC - Unfunded Term Loan (8)	11/30/2021	12/20/2027	IT Services	—	—	5,031	—	—
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	IT Services	9.98%	3M SOFR+ 625	1,528	1,528	1,513
Sigma Defense Systems, LLC - Unfunded Revolver (6), (8)	11/30/2021	12/20/2027	IT Services	—	—	1,783	—	(18)
Smile Brands, Inc.	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	9.77%	1M SOFR+ 610	4,665	4,466	3,667
				(PIK 1.50%)
Smile Brands, Inc. - Funded Revolver	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	9.77%	1M SOFR+ 610	798	798	627
Smile Brands, Inc. - Unfunded Revolver (6), (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	796	—	(170)
Smile Brands, Inc. - Unfunded Revolver - LC (6), (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(21)
Spendmend Holdings, LLC	3/1/2022	3/1/2028	Healthcare Technology	8.88%	3M SOFR+ 515	3,703	3,687	3,703
Spendmend Holdings, LLC - Unfunded Term Loan (8)	3/1/2022	11/25/2026	Healthcare Technology	—	—	2,139	—	11
Spendmend Holdings, LLC - Funded Revolver	3/1/2022	3/1/2028	Healthcare Technology	8.88%	3M SOFR+ 515	149	149	149
Spendmend Holdings, LLC - Unfunded Revolver (8)	3/1/2022	3/1/2028	Healthcare Technology	—	—	743	—	—
STG Distribution, LLC - First Out Term Loans (10)	8/27/2025	10/3/2029	Air Freight and Logistics	—	—	822	705	739
STG Distribution, LLC - Second Out Term Loans (10)	8/27/2025	10/3/2029	Air Freight and Logistics	—	—	1,856	541	—
STG Distribution, LLC - New Money Term Loan	8/27/2025	7/14/2026	Air Freight and Logistics	8.00%	—	540	536	540
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	8.41%	3M SOFR+ 475	13,362	13,315	13,362
SV-Aero Holdings, LLC - Unfunded Term Loan (8)	10/31/2024	11/2/2026	Aerospace and Defense	—	—	7,259	—	36
Systems Planning And Analysis, Inc.	10/12/2021	8/16/2027	Aerospace and Defense	8.48%	3M SOFR+ 475	33,107	32,965	33,024
Systems Planning And Analysis, Inc. - Unfunded Term Loan (8)	10/12/2021	6/12/2027	Aerospace and Defense	—	—	2,131	—	5
Systems Planning And Analysis, Inc. - Funded Revolver	10/12/2021	8/16/2027	Aerospace and Defense	10.50%	3M SOFR+ 375	3,098	3,098	3,090
Systems Planning And Analysis, Inc. - Unfunded Revolver (8)	10/12/2021	8/16/2027	Aerospace and Defense	—	—	5,266	—	(13)
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2024	1/23/2029	Media	10.23%	3M SOFR+ 650	9,274	9,207	8,834
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	1/23/2024	1/23/2029	Media	12.25%	3M SOFR+ 550	1,844	1,844	1,756
The Vertex Companies, LLC (6)	8/25/2021	8/31/2028	Construction & Engineering	8.74%	1M SOFR+ 510	14,704	14,630	14,557
The Vertex Companies, LLC - Funded Revolver	8/25/2021	8/31/2028	Construction & Engineering	8.74%	1M SOFR+ 510	2,189	2,189	2,167
The Vertex Companies, LLC - Unfunded Revolver (6), (8)	8/25/2021	8/31/2028	Construction & Engineering	—	—	3,283	—	(33)
TMII Enterprises, LLC	12/19/2022	12/22/2028	Commercial Services & Supplies	8.14%	3M SOFR+ 450	1,551	1,538	1,551
TMII Enterprises, LLC - Unfunded Revolver (6), (8)	12/19/2022	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
TPC US Parent, LLC	11/15/2019	3/1/2027	Food Products	9.58%	3M SOFR+ 590	2,285	2,284	2,285
Transgo, LLC	12/29/2023	12/29/2028	Auto Components	8.96%	3M SOFR+ 525	19,641	19,485	19,493
Transgo, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/29/2028	Auto Components	—	—	5,499	—	(41)
Tyto Athene, LLC	3/26/2021	4/3/2028	IT Services	8.58%	3M SOFR+ 490	11,867	11,805	11,540
Walker Edison Furniture Company, LLC - New Money DIP	8/29/2025	3/1/2029	Wholesale	10.00%	—	438	438	455
Watchtower Buyer, LLC	11/29/2023	12/3/2029	Electronic Equipment, Instruments, and Components	9.73%	3M SOFR+ 600	12,674	12,566	12,548
Watchtower Buyer, LLC - Funded Revolver	11/29/2023	12/3/2029	Electronic Equipment, Instruments, and Components	9.73%	3M SOFR+ 600	2,730	2,730	2,703
Watchtower Buyer, LLC - Unfunded Revolver (8)	11/29/2023	12/3/2029	Electronic Equipment, Instruments, and Components	—	—	3,570	—	(36)
Wash & Wax Systems, LLC	4/30/2025	4/28/2028	Consumer Services	9.16%	3M SOFR+ 550	6,703	6,790	6,839
Wash & Wax Systems, LLC - Funded Revolver	4/30/2025	4/28/2028	Consumer Services	9.23%	3M SOFR+ 550	565	565	565

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Wash & Wax Systems, LLC - Unfunded Revolver (6) (8)	4/30/2025	4/28/2028	Consumer Services	—	—	282	—	—
Total First Lien Secured Debt							$1,968,011	$1,927,421
Subordinate Debt - 1.9% of Net Assets
Beacon Behavioral Holdings, LLC	6/21/2024	6/21/2030	Healthcare Providers and Services	15.00%	—	5,846	$5,800	$5,846
Integrative Nutrition, LLC - Promissory Note #1	4/17/2025	4/15/2030	Consumer Services	6.00%	—	2,541	2,257	2,262
Integrative Nutrition, LLC - Promissory Note #2	4/17/2025	4/15/2033	Consumer Services	—	—	5,064	2,763	2,127
ORL Holdco, Inc. - Convertible Notes	8/2/2024	3/8/2028	Consumer Finance	18.00%	—	17	17	—
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	8/2/2024	3/8/2028	Consumer Finance	—	—	13	—	(13)
OSP Embedded Purchaser, LP - Convertible Note	11/6/2024	5/8/2030	Aerospace and Defense	12.00%	—	47	471	579
Puget Collision Holdings, LLC - Subordinate Debt	4/3/2026	4/3/2031	Automobiles	15.00%	—	734	727	727
Schlesinger Global, LLC - Promissory Note	2/21/2024	9/30/2027	Professional Services	12.56%	3M SOFR+ 860	66	66	136
StoicLane, Inc. - Convertible Notes	8/15/2024	8/16/2027	Healthcare Technology	12.00%	—	3,051	3,050	3,279
Wash & Wax Systems, LLC - Subordinate Debt	4/30/2025	7/30/2028	Consumer Services	12.00%	—	4,741	4,741	4,741
Total Subordinate Debt							$19,892	$19,684
Preferred Equity - 2.7% of Net Assets(5)
Accounting Platform Holdings, Inc. - Preferred Equity - Series A	8/9/2024		Professional Services	—	—	1,075,900	$1,076	$1,602
Ad.net Holdings, Inc. - Preferred Equity	5/4/2021		Media	—	—	7,453	745	272
AFC Acquisitions, Inc. Preferred Equity - Series F-2 (7)	12/7/2023		Distributors	—	—	825	1,262	1,049
AFC Acquisitions, Inc. Preferred Equity - Series G-2 (7)	12/7/2023		Distributors	—	—	18	31	25
AFC Acquisitions, Inc. Preferred Equity - Series H-2 (7)	12/7/2023		Distributors	—	—	10	20	16
AFC Acquisitions, Inc. Preferred Equity - Series I-2 (7)	12/7/2023		Distributors	—	—	9	19	15
AFC Acquisitions, Inc. Preferred Equity - Series J-2 (7)	12/7/2023		Distributors	—	—	17	34	25
AFC Acquisitions, Inc. - Preferred Equity - Series K-2 (7)	12/7/2023		Distributors	—	—	38	74	52
48Forty TopCo - Preferred Equity	8/27/2025		Containers and Packaging	—	—	215	1,278	954
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Preferred Equity (6), (7)	5/21/2019		Media	—	—	2,018	2,018	1,719
BioDerm Holdings, LP - Preferred Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,189
Cartessa Aesthetics, LLC - Preferred Equity (7)	6/1/2022		Distributors	—	—	1,437,500	1,438	4,877
Connatix Parent, LLC	7/8/2021		Media	—	—	5,311	5	7
Consello Pacific Aggregator, LLC - Preferred Equity (7)	10/2/2023		Professional Services	—	—	1,025,476	973	985
C5MI Holdco, LLC - Preferred Equity (7)	7/31/2024		IT Services	—	—	228,900	223	238
EvAL Home Health Solutions, LLC (7)	5/10/2024		Healthcare, Education and Childcare	—	—	876,386	1,455	1,560
Five Star Parent Holdings, LLC - Preferred (Class P)	2/21/2023		Hotels, Restaurants and Leisure	—	—	384	38	32
Gauge Schlesinger Coinvest, LLC - Preferred Equity	4/22/2020		Professional Services	—	—	64	64	17
Hancock Claims Consultants Investors, LLC - Preferred Equity (7)	12/23/2020		Insurance	—	—	116,588	76	—
Harvest Group Topco Intermediate, LLC - Preferred Equity	3/2/2026		Media	—	—	1,771	1,771	1,733
HPA SPQ Aggregator, LP - Preferred Equity	6/8/2023		Professional Services	—	—	52,353	52	—
Imagine Topco, LP - Preferred Equity	11/4/2021		Software	8.00%	—	1,236,027	1,236	1,474
KL Stockton Intermediate, LLC - Preferred Equity - Class C (7)	7/16/2021		Energy Equipment and Services	—	—	24,414	24	366
Knexus Holdco, LLC - Preferred Equity (7)	1/14/2026		Professional Services	—	—	90,111	90	90
LEC Elektrik Holdings Topco, LP - Preferred Equity	5/29/2026		Electronic Equipment, Instruments, and Components	—	—	500,000	500	500
Magnolia Topco, LP - Preferred Equity - Class A (7)	7/25/2023		Automobiles	—	—	47	47	2
Magnolia Topco, LP - Preferred Equity - Class A-1 (7)	7/25/2023		Automobiles	—	—	16	16	12
Magnolia Topco, LP - Preferred Equity - Class B (7)	7/25/2023		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	9,360	936	986
NORA Parent Holdings, LLC - Series A Preferred Equity (7)	1/27/2026		Healthcare Providers and Services	—	—	536	236	328
NXOF Holdings, Inc. - Preferred Equity	9/25/2018		IT Services	—	—	1,935	1,935	1,151
ORL Holdco, Inc. - Preferred Equity	9/1/2021		Consumer Finance	—	—	1,327	133	—
Podean Intermediate II, LLC - Preferred Equity	8/4/2025		Marketing Services	—	—	570	570	544
RTIC Parent Holdings, LLC - Preferred Equity - Class A (7)	5/3/2024		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Preferred Equity - Class C (7)	5/3/2024		Leisure Products	—	—	18,450	1,215	2,990
RTIC Parent Holdings, LLC - Preferred Equity - Class D (7)	5/3/2024		Leisure Products	—	—	19,584	196	306
SP L2 Holdings, LLC - Preferred Equity	11/4/2021		Leisure Products	—	—	135,240	33	—
SP L2 Holdings, LLC - Unfunded Preferred Equity (8)	11/4/2021		Leisure Products	—	—	77,280	—	(19)
TBG Acquisitions - Preferred Equity	6/12/2026		Professional Services	—	—	1,464	1,464	1,464
TPC Holding Company, LP - Preferred Equity	12/4/2019		Food Products	—	—	409	409	475
TWD Parent Holdings, LLC - Preferred Equity	8/25/2021		Construction & Engineering	—	—	41	39	63
UniTek Global Services, Inc. - Super Senior Preferred Equity	1/13/2015		Telecommunications	20.00%	—	320,711	323	833
UniTek Global Services, Inc. - Senior Preferred Equity	1/13/2015		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. - Preferred Equity	1/13/2015		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity							$24,515	$27,932
Common Equity/Warrants - 14.3% of Net Assets(5)
A1 Garage Equity, LLC - Common Equity (7)	12/19/2022		Commercial Services & Supplies	—	—	647,943	$648	$1,618
ACP Big Top Holdings, LP - Common Equity	2/29/2024		Construction & Engineering	—	—	3,000,500	2,883	6,497
Ad.net Holdings, Inc. - Common Equity	5/4/2021		Media	—	—	8,281	83	—
Advantage Distribution Holdings Investco, LLC - Common Equity	5/18/2026		Distributors	—	—	836,697	1,046	1,046
Aechelon InvestCo, LP	8/16/2024		Aerospace and Defense	—	—	29,506	—	5,541
Aechelon InvestCo, LP - Unfunded Common Equity (8)	8/16/2024		Aerospace and Defense	—	—	31,675	—	—
Aftermarket Drivetrain Products Holdings, LLC - Common Equity	12/29/2023		Auto Components	—	—	2,632	2,632	6,106
AG Investco - Common Equity (6), (7)	11/5/2018		Software	—	—	7,785	805	23
AG Investco - Unfunded Common Equity (7), (8)	11/5/2018		Software	—	—	1,948	—	(189)
48Forty TopCo LLC - Class A-1 Common Equity	8/27/2025		Containers and Packaging	—	—	215	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Common Equity (7)	5/21/2019		Media	—	—	2,018	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Athletico Holdings, LLC - Common Equity (7)	2/4/2022		Healthcare Providers and Services	—	—	4,678	5,000	—
Aphix Topco, Inc - Common Equity	7/17/2025		Business Services	—	—	819,190	819	817
APT Holdings, LLC - Common Equity (7)	9/29/2025		Healthcare Providers and Services	—	—	855,110	1,152	1,706
Azureon Holdings, LLC (7)	6/26/2024		Diversified Consumer Services	—	—	1,379,997	1,380	970
BioDerm Holdings, LP - Common Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	—	—
Burgess Point Holdings, LP - Common Equity	7/21/2022		Auto Components	—	—	112	114	109
By Light Investco LP - Common Equity (7)	5/15/2017		High Tech Industries	—	—	23,169	211	10,912
Carisk Parent, LP - Common Equity	11/27/2023		Healthcare Technology	—	—	239,680	240	357
Carnegie HoldCo, LLC (7)	2/7/2024		Professional Services	—	—	2,719,600	2,599	2,230
Connatix Parent, LLC - Common Equity	7/8/2021		Media	—	—	182,141	421	81
Crane 1 Acquisition Parent Holdings, LP - Common Equity	8/11/2021		Commercial Services & Supplies	—	—	130	120	205
C5MI Holdco, LLC - Common Equity (7)	7/31/2024		IT Services	—	—	1,659,050	1,659	2,555
Delta InvestCo, LP - Common Equity (7)	12/16/2020		IT Services	—	—	5,499	763	1,237
Delta InvestCo, LP - Unfunded Common Equity (7), (8)	12/16/2020		IT Services	—	—	2,003	—	—
Duggal Equity, LP - Common Equity	9/30/2024		Marketing Services	—	—	686	686	554
EDS Topco, LP - Common Equity	12/19/2022		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,459
Events TopCo, LP - Common Equity	12/17/2024		Event Services	—	—	1,016,800	1,017	1,176
Exigo, LLC - Common Equity	3/10/2022		Software	—	—	541,667	542	—
FedHC InvestCo, LP - Common Equity (7)	8/26/2021		Aerospace and Defense	—	—	23,742	810	2,226
FedHC InvestCo, LP - Unfunded Common Equity (7), (8)	8/26/2021		Aerospace and Defense	—	—	3,665	—	—
First Medical Holdings, LLC - Common Equity (7)	6/13/2025		Healthcare Providers and Services	—	—	75,000	750	413
Five Star Parent Holdings, LLC - Common Equity	2/21/2023		Hotels, Restaurants and Leisure	—	—	655,714	656	—
GALT Intermediate, LLC - Class A-2 Common Equity	3/27/2026		Aerospace and Defense	—	—	1,623	1,623	1,623
Gauge ETE Blocker, LLC - Common Equity	5/24/2023		Diversified Consumer Services	—	—	374,444	374	375
Gauge Lash Coinvest, LLC - Common Equity	12/4/2019		Personal Products	—	—	1,485,953	227	2,590
Gauge Lash Coinvest, LLC - Common Equity - Class AA Units	12/4/2019		Personal Products	—	—	108,546	586	189
Gauge Lash Coinvest, LLC - Common Equity - Class AAA Units	12/4/2019		Personal Products	—	—	462,888	776	807
Gauge Loving Tan, LP - Common Equity	12/4/2019		Personal Products	—	—	2,914,701	2,915	3,591
Gauge Schlesinger Coinvest, LLC - Common Equity	4/22/2020		Professional Services	—	—	465	476	121
GCP Boss Holdco, LLC	12/27/2024		Independent Power and Renewable Electricity Producers	—	—	2,194,800	2,195	3,073
GMP Hills, LP - Common Equity	11/2/2023		Distributors	—	—	4,430,843	4,431	7,488
Hancock Claims Consultants Investors, LLC - Common Equity (7)	12/23/2020		Insurance	—	—	450,000	448	—
Harvest Group Topco Intermediate, LLC - Common Equity	3/2/2026		Media	—	—	1,771	—	—
HPA SPQ Aggregator, LP - Common Equity	6/8/2023		Professional Services	—	—	750,399	750	—
Icon Partners V C, LP - Common Equity	12/20/2021		Internet Software and Services	—	—	2,002,138	2,002	1,815
Icon Partners V C, LP - Unfunded Common Equity (8)	12/20/2021		Internet Software and Services	—	—	497,862	—	(47)
Imagine Topco, LP - Common Equity	11/4/2021		Software	—	—	1,236,027	—	—
Integrity Health Intermediate, LLC - Common Equity (7)	2/2/2026		Healthcare Providers and Services	—	—	80,000	800	859
IHS Parent Holdings, LP - Common Equity	12/21/2022		Commercial Services & Supplies	—	—	1,218,045	1,218	1,449
ITC Infusion Co-invest, LP - Common Equity (7)	2/16/2022		Healthcare Equipment and Supplies	—	—	116,032	1,229	2,255
Kinetic Purchaser, LLC - Common Equity - Class A	11/8/2021		Personal Products	—	—	1,734,775	1,735	—
Kinetic Purchaser, LLC - Common Equity - Class AA	11/8/2021		Personal Products	—	—	153,339	179	—
KL Stockton Co-Invest, LP - Common Equity (7)	7/16/2021		Energy Equipment and Services	—	—	382,353	386	(1)
Knexus Holdco, LLC - Common Equity (7)	1/14/2026		Professional Services	—	—	231,658	232	219
LJ Avalon, LP - Common Equity	1/18/2023		Construction & Engineering	—	—	1,638,043	1,638	2,998
Marketplace Events Acquisition, LLC - Common Equity	12/19/2024		Media	—	—	40,990	4,099	8,023
Marwood Group Buyer, LLC - Common Equity	4/1/2026		Healthcare Providers and Services	—	—	587,912	588	588
Magnolia Topco, LP - Common Equity - Class A (7)	7/25/2023		Automobiles	—	—	46,974	—	—
Magnolia Topco, LP - Common Equity - Class B (7)	7/25/2023		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP - Common Equity	7/19/2022		Commodity Chemicals	—	—	11,078	1,124	1,226
Meadowlark Title, LLC - Common Equity (7)	12/9/2021		Professional Services	—	—	819,231	806	90
Megawatt Acquisition Partners, LLC - Common Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	1,040	104	—
Municipal Emergency Services, Inc. - Common Equity	9/28/2021		Distributors	—	—	1,973,370	2,005	4,026
NEPRT Parent Holdings, LLC - Common Equity (7)	1/27/2021		Leisure Products	—	—	1,494	1,438	672
New Insight Holdings, Inc. (6)	7/15/2024		Business Services	—	—	203,819	3,565	2,198
New Medina Health, LLC - Common Equity (7)	10/16/2023		Healthcare Providers and Services	—	—	2,672,646	2,673	4,940
NFS - CFP Holdings LLC - Common Equity	9/13/2024		Commercial Services & Supplies	—	—	1,337,017	1,337	1,764
NORA Parent Holdings, LLC - Common Equity (7)	8/22/2023		Healthcare Providers and Services	—	—	2,544	2,525	376
North Haven Saints Equity Holdings, LP - Common Equity (7)	2/25/2022		Healthcare Technology	—	—	223,602	224	217
NXOF Holdings, Inc. - Common Equity	9/25/2018		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP - Common Equity	3/28/2024		Aerospace and Defense	—	—	211,940	2,119	2,219
OES Co-Invest, LP - Common Equity - Class A	5/31/2024		Diversified Consumer Services	—	—	1,560	1,580	1,755
OHCP V BC COI, LP - Common Equity	12/13/2021		Distributors	—	—	1,178,682	1,179	731
OHCP V BC COI, LP - Unfunded Common Equity (8)	12/13/2021		Distributors	—	—	71,318	—	(27)
ORL Holdco, Inc. - Common Equity	9/1/2021		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP - Common Equity	12/11/2023		Aerospace and Defense	—	—	1,728	1,728	2,124
Output Services Group, Inc. - Common Equity (6)	11/30/2023		Business Services	—	—	127,369	1,155	544
OSP PAR Aggregator, LP - Common Equity	9/3/2024		Healthcare Technology	—	—	3,160	3,171	1,913
Paving Parent, LLC - Common Equity (7)	7/1/2025		Business Services	—	—	3,057	3,057	4,066

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
PN Buyer, Inc. - Common Equity	7/31/2025		Professional Services	—	—	1,901,412	1,901	1,407
PCS Parent, LP	3/1/2024		Professional Services	—	—	423,247	423	381
PLB Brands, LLC - Common Equity	3/25/2026		Textiles, Apparel and Luxury Goods	—	—	694,989	695	695
Podean Intermediate II, LLC - Common Equity	11/18/2025		Marketing Services	—	—	570	—	—
Pragmatic Holdco, Inc. - Common Equity	11/5/2021		Professional Services	—	—	18	—	—
Project Granite Holdings, LLC	8/4/2025		Professional Services	—	—	1,139	450	768
Puget Collision Holdings, LLC - Common Equity - Class A (7)	10/3/2025		Automobiles	—	—	102	367	374
Quad (U.S.) Co-Invest, LP - Common Equity	3/28/2025		Professional Services	—	—	235,194	235	383
QuantiTech InvestCo, LP - Common Equity (7)	12/31/2024		Aerospace and Defense	—	—	696	—	98
QuantiTech InvestCo, LP - Unfunded Common Equity (7) (8)	10/3/2022		Aerospace and Defense	—	—	1,667	—	—
QuantiTech InvestCo II, LP - Common Equity (7)	5/1/2020		Aerospace and Defense	—	—	40	12	7
Real Life Intermediate, LLC - Common Equity	1/26/2026		Real Estate Management and Development	—	—	451,284	672	668
RFMG Parent, LP - Common Equity	5/1/2020		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,677
Ro Health Holdings, Inc. - Common Equity	5/1/2020		Healthcare Providers and Services	—	—	536,400	536	1,013
Rosco Topco, LLC - Common Equity	12/16/2020		Business Services	—	—	1,517,241	1,517	1,881
Safe Haven Defense Holdco, LLC - Common Equity- Class A-1 (7)	1/16/2025		Building Products	—	—	60	596	143
Safe Haven Defense Holdco, LLC - Common Equity- Class A-2	1/16/2025		Building Products	—	—	5	45	11
Sabel InvestCo, LP - Common Equity (7)	5/23/2024		Government Services	—	—	89,712	2,271	3,371
Sabel InvestCo, LP - Unfunded Common Equity (7), (8)	12/23/2019		Government Services	—	—	131,286	—	—
Seaway Topco, LP - Common Equity	10/31/2024		Chemicals, Plastics and Rubber	—	—	296	296	—
Seacoast Service Partners, LLC - Common Equity	10/31/2024		Diversified Consumer Services	—	—	429	549	370
SP L2 Holdings, LLC - Common Equity	6/8/2022		Leisure Products	—	—	52,821,386	374	—
SP DXE Holdings, LLC - Common Equity (7)	12/20/2024		Electronic Equipment, Instruments, and Components	—	—	553,592	554	775
StellPen Holdings, LLC - Common Equity	10/1/2025		Media	—	—	161,538	162	132
SV-Aero Holdings, LLC - Common Equity (7)	7/11/2018		Aerospace and Defense	—	—	133	489	1,561
TAC LifePort Holdings, LLC - Common Equity (7)	8/17/2021		Aerospace and Defense	—	—	533,833	502	956
TCG 3.0 Jogger Co-Invest, LP - Common Equity	12/6/2023		Media	—	—	9,108	1,760	574
Tower Arch Infolinks Media, LP - Common Equity (7)	2/24/2021		Media	—	—	237,526	26	66
Tower Arch Infolinks Media, LP - Unfunded Common Equity (7) (8)	1/22/2024		Media	—	—	114,632	—	(83)
TPC Holding Company, LP - Common Equity	10/27/2021		Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC - Common Equity	10/27/2021		Construction & Engineering	—	—	824	4	12
Tinicum Space Coast Holdings, LLC - Common Equity (7)	12/4/2019		Aerospace and Defense	—	—	466	4,508	5,277
UniTek Global Services, Inc. - Common Equity	8/25/2021		Telecommunications	—	—	213,739	—	—
UniVista Insurance - Common Equity (7)	10/29/2024		Insurance	—	—	400	—	72
Wash & Wax Group, LP - Common Equity (7)	1/13/2015		Consumer Services	—	—	2,747	4,941	808
Watchtower Holdings, LLC - Common Equity (7)	6/14/2021		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,268
WCP Ivyrehab Coinvestment, LP - Common Equity - Incremental (7)	4/30/2025		Healthcare Providers and Services	—	—	204	208	305
WCP Ivyrehab Coinvestment, LP - Common Equity (7)	11/29/2023		Healthcare Providers and Services	—	—	3,651	3,853	5,454
WCP Ivyrehab Coinvestment, LP - Unfunded Common Equity (7) (8)	6/27/2022		Healthcare Providers and Services	—	—	188	—	—
White Tiger Newco, LLC - Common Equity (6)	6/27/2022		Capital Equipment	—	—	38,019	2,900	—
Unitek Global Services, Inc. - Warrants	6/27/2022		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC - Warrants (7)	7/31/2025		Hotels, Restaurants and Leisure	—	—	87,345	—	975
Total Common Equity/Warrants							$120,529	$145,897
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							$2,132,947	$2,120,934
Investments in Controlled, Affiliated Portfolio Companies - 37.7% of Net Assets (3), (4)
First Lien Secured Debt - 29.8% of Net Assets
PennantPark Senior Secured Loan Fund I, LLC (6), (9)	8/10/2020	05/07/2029	Financial Services	11.68%	3M SOFR+ 800	237,650	$237,650	$237,650
PennantPark Senior Secured Loan Fund II, LLC (6), (9)	11/18/2025	08/08/2032	Financial Services	11.66%	3M SOFR+ 800	65,625	65,625	65,625
Total First Lien Secured Debt							$303,275	$303,275
Equity Interests - 7.9% of Net Assets
PennantPark Senior Secured Loan Fund I LLC - Common Equity (6), (9)	8/10/2020		Financial Services	—	—	163,100	$163,100	$52,671
PennantPark Senior Secured Loan Fund II LLC - Common Equity (6), (9)	11/18/2025		Financial Services	—	—	28,125	28,125	27,778
Total Equity Interests							$191,225	$80,449
Total Investments in Controlled, Affiliated Portfolio Companies							$494,500	$383,724
Total Investments - 246.1% of Net Assets (11), (12)							$2,627,447	$2,504,658
Cash Equivalents - 5.0% of Net Assets (13)
BlackRock Federal Fund - Class: Institutional Shares - Money Market Fund				3.52%			$3,336	$3,336
BlackRock Federal Fund - Class: Institutional Shares - Money Market Fund				3.54%			24,594	24,594
JPMorgan US Dollar Liquidity Fund - Class: Institutional Shares - Money Market Fund				3.63%			4,797	4,797
JP Morgan U.S. Government Money - Class: Agency Shares - Market Fund				3.50%			10,753	10,753
Goldman Sachs Financial Square Government Fund - Class: Institutional Shares - Money Market Fund				3.59%			7,245	7,245
Total Cash Equivalents							$50,725	$50,725
Cash - 4.9% of Net Assets

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2026

(in thousands, except per share data)

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Cash							$50,090	$50,083
Total Cash							$50,090	$50,083
Total Investments, Cash Equivalents, and Cash - 256.0% of Net Assets							$2,728,262	$2,605,466
Liabilities in Excess of Other Assets - (156.0)% of Net Assets								(1,587,837)
Net Assets - 100%								$1,017,629

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
(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2026, qualifying assets represented 85% of our total assets and non-qualifying assets represented 15% of our total assets.
(10)
Non-accrual security.
(11)
As of June 30, 2026, all investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S. companies were $2,627.4 million, $2,504.7 million, and 246.1%.
(12)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(13)
Rate disclosed is the seven day effective yield as of June 30, 2026.

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
(5)
Non-income producing securities.
(6)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2036-R Asset-Backed Debt and are not held through PennantPark CLO I, Ltd.; 3) are not held through PennantPark CLO VIII, Ltd; and 4) do not secure the 2037 Asset-Backed Debt and are not held through PennantPark CLO 11, LLC.
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
(10)
Non-accrual security
(11)
As of September 30, 2025, all investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S. companies were $2,819.4 million, $2,773.3 million, and 258.1%
(12)
Partial PIK non-accrual security
(13)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On February 22, 2024, the 2036 Securitization Issuer completed the 2036 Debt Securitization. Prior to the refinancing discussed below, the 2036 Asset-Backed Debt was secured by a carefully constructed portfolio of the 2036-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2036 Asset-Backed Debt would have matured in April 2036. On the closing date of the 2036 Debt Securitization, in consideration of our transfer to the 2036 Securitization Issuer, the initial closing date loan portfolio included loans distributed to us by certain wholly owned subsidiaries. See Note 10.

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

In March 2021 and October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

price per note of 99.4% and 101.5% respectively. Interest on the 2026 Notes was paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes were repaid in full on April 1, 2026. The effective interest rate was 4.15%. The 2026 Notes matured on April 1, 2026. The 2026 Notes were our general, unsecured obligations and ranked equal in right of payment with all of our then existing and future senior unsecured indebtedness. The 2026 Notes were effectively subordinated to our then existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and were structurally subordinated to all then existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

In March 2026, we issued $200.0 million in aggregate principal amount of our 2029 Notes at a public offering price per note of 99.3%. Interest on the 2029 Notes is paid semiannually on March 4 and September 4 of each year, at a rate of 6.75% per year, commencing September 4, 2026. The effective interest rate is 7.00%. The 2029 Notes mature on March 4, 2029, and may be redeemed in whole or in part at our option subject to make whole premium if redeemed more than three months prior to maturity. The 2029 Notes, are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2029 Notes, are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2029 Notes on any securities exchange or automated dealer quotation system.

In June 2026, we issued $105.0 million in aggregate principal amount of our 2031 Notes at a public offering price per note of 100.0%. Interest on the 2031 Notes is paid quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate of 7.375% per year, commencing September 15, 2026. The effective interest rate is 7.375%. The 2031 Notes mature on June 15, 2031 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 15, 2028, with written notice not less than 30 days’ nor more than 60 days’ by mail prior to the date fixed for redemption, at a redemption price of 100% of the outstanding principal amount plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2031 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2031 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The Company listed the notes on The New York Stock Exchange (“NYSE”) under the trading symbol “PFLA” and began trading in the Notes on the NYSE on June 3, 2026.

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

In July 2024, the Company established a $500.0 million at-the-market offering program (the "2024 ATM Program") and terminated the existing $250.0 million at-the-market offering program (the "2022 ATM Program").

During the three and nine months ended June 30, 2026, we did not issue any shares of our common stock under the 2024 ATM Program. During the three and nine months ended June 30, 2025, we issued 2,800,000 shares and 21,638,000 shares of our common stock under the 2024 ATM Program, respectively, at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2026, we did not incur any legal and other offering costs associated with establishing the 2024 ATM Program. During the three and nine months ended June 30, 2025, we incurred $0.1 million and $0.3 million of legal and other offering costs associated with establishing the 2024 ATM Program. As of June 30, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the 2024 ATM Program.

The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended (the "Commodity Exchange Act"). The Investment Adviser intends to continue to affirm the exclusion on an annual basis and therefore does not expect to be subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

Our consolidated financial statements are prepared in accordance with GAAP, consistent with ASC Topic 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K and Form 10-Q and Articles 6, 10 and 12 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a consolidated statement of changes in net assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

Our significant accounting policies consistently applied are as follows:

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind (“PIK”) interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount ("OID"), market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees and agency fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2026, we had four portfolio companies on non-accrual status, representing 1.0% and 0.4% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2025, we had three portfolio companies on non-accrual status, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

For the three and nine months ended June 30, 2026, we recorded a provision for taxes on net investment income of $0.1 million and $0.3 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million, respectively, pertaining to federal excise tax.

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

For the three and nine months ended June 30, 2026, the Company recorded a provision for taxes of $1.0 million and $1.3 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of $(0.3) million and $0.8 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2026 and September 30, 2025, $0.6 million and $1.9 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2026, the Company recorded a provision for taxes of less than $(0.1) million and less than $(0.1) million, respectively, relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of less than $0.1 million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2026 and 2025, the Taxable Subsidiary paid zero and $0.1 million, respectively, in federal tax payments on realized gains on the sale of investments held by the Taxable Subsidiary.

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

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the 2024 ATM Program. The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and nine months ended June 30, 2026, we did not issue any shares of our common stock under the 2024 ATM Program. During the three and nine months ended June 30, 2025, we issued 2,800,000 shares and 21,638,000 shares of our common stock under the 2024 ATM Program, respectively, at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2026, we did not incur any legal and other offering costs associated with establishing the 2024 ATM Program. During the three and nine months ended June 30, 2025, we incurred $0.1 million and $0.3 million of legal and other offering costs associated with establishing the 2024 ATM Program. As of June 30, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the 2024 ATM Program.

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

JUNE 30, 2026

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, we will generally not consolidate our investment in a company other than an investment company wholly owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I, 2036 Securitization Issuers, the 2036-R Securitization Issuers, 2037 Securitization Issuer, the 2038-R Securitization Issuers and PTSF and PTSF's GP (effective, August 27, 2025; see Note 1) in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL or PSSL II. See further description of our investment in PSSL and PSSL II in Note 4.

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

(i) Recent Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment's profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2026, we recorded a base management fee of $6.4 million and $19.6 million, respectively, paid by us to the Investment Adviser. For the three and nine months ended June 30, 2025, we recorded a base management fee of $5.9 million and $16.8 million, respectively, paid by us to the Investment Adviser.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains,

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2026, we recorded $6.5 million and $19.6 million, respectively, related to incentive fees on net investment income, paid by us to the Investment Adviser. For the three and nine months ended June 30, 2025, we recorded $5.4 million and $19.1 million, respectively, related to incentive fees on net investment income, paid by us to the Investment Adviser.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2026 and 2025, the Company did not pay an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2026 and 2025 was zero.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2026. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2026, we recorded administrative expenses of $0.7 million and $2.0 million, related to expenses the Company incurred for services described above, respectively. For the three and nine months ended June 30, 2025, we recorded administrative expenses of $0.6 million and $1.4 million related to expenses the Company incurred for services described above, respectively.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2026 and 2025.

For the three and nine months ended June 30, 2026, we sold $37.1 million and $226.5 million in investments to PSSL at fair value, respectively, and recognized zero and $0.2 million of net realized gain (losses). For the three and nine months ended June 30, 2025, we sold $51.8 million and $292.4 million in investments to PSSL at fair value, respectively, and recognized $(0.3) million and $(0.3) million of net realized gain (losses), respectively.

For the three and nine months ended June 30, 2026, we sold $9.8 million and $354.3 million in investments to PSSL II at fair value, respectively, and recognized zero and $1.0 million of net realized gain (losses), respectively. For the three and nine months ended June 30, 2025, we sold zero investments to PSSL II at fair value and recognized zero net realized gain (losses).

For the three and nine months ended June 30, 2026 and 2025, we sold no investments to PTSF.

As of June 30, 2026 and September 30, 2025, the Company had a receivable from the Administrator and PSSL II of $0.2 million and $0.3 million, respectively, presented as due from affiliate on the Consolidated Statements of Assets and Liabilities. This amount relates to agency fees collected on behalf of the Company and cash owed to the Company in connection with trades between funds.

As of June 30, 2026 and September 30, 2025, the Company had a receivable from PSSL and PSSL II of $6.1 million and zero, respectively, presented as a distribution receivable on the Consolidated Statements of Assets and Liabilities. This amount relates to dividend distributions.

As of June 30, 2026 and September 30, 2025, PFLT had a payable to PSSL and the Investment Adviser of zero and $0.7 million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and the Investment Adviser from the Company in connection with trades between the funds and wind down of PTSF.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

4. INVESTMENTS

For the three and nine months ended June 30, 2026, purchases of investments, including PIK interest totaled $213.5 million and $812.4 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2026, totaled $271.7 million and $1,041.2 million, respectively. For the three and nine months ended June 30, 2025, purchases of investments, including PIK interest totaled $209.2 million and $1,112.5 million, respectively. Sales and repayments of the investments for the three and nine months ended June 30, 2025, totaled $145.8 million and $669.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	June 30, 2026		September 30, 2025
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,968,011	$1,927,421	$2,289,071	$2,275,982
First lien in PSSL	237,650	237,650	237,650	237,650
First Lien in PSSL II	65,625	65,625	—	—
Second Lien	—	—	995	995
Subordinate debt	19,892	19,684	17,387	17,986
Equity	145,044	173,829	150,565	196,397
Equity interests in PSSL	163,100	52,671	123,725	44,318
Equity interests in PSSL II	28,125	27,778	—	—
Total investments	2,627,447	2,504,658	2,819,393	2,773,328
Cash and cash equivalents	100,815	100,808	122,684	122,688
Total investments and cash and cash equivalents	$2,728,262	$2,605,466	$2,942,077	$2,896,016

The table below describes investments by industry classification by cost and fair value and enumerates the percentage of the total net asset value in such industries:

Industry Classification	June 30, 2026 (1)				September 30, 2025 (1)
	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage
Professional Services	$239,756	$236,874	11%	23%	$252,226	$248,621	10%	23%
Aerospace and Defense	194,637	204,699	10%	20%	222,607	236,703	10%	22%
Media	197,079	196,941	9%	19%	169,182	169,013	7%	16%
Healthcare Providers and Services	163,082	160,839	8%	16%	195,695	199,549	8%	19%
Business Services	139,891	131,194	6%	13%	171,987	169,086	7%	16%
IT Services	104,158	103,741	5%	10%	123,257	125,392	5%	12%
Diversified Consumer Services	105,911	103,382	5%	10%	121,706	120,861	5%	11%
Distributors	88,313	96,198	5%	9%	84,194	88,795	4%	8%
Personal Products	108,277	94,401	4%	9%	99,851	99,069	4%	9%
Healthcare Technology	63,605	61,732	3%	6%	103,230	105,500	4%	10%
Construction & Engineering	52,839	57,896	3%	6%	106,806	110,299	4%	10%
Commercial Services & Supplies	55,778	57,499	3%	6%	70,373	73,060	3%	7%
Leisure Products	53,789	53,040	3%	5%	97,385	95,499	4%	9%
Automobiles	53,363	52,331	2%	5%	34,935	34,207	1%	3%
Electronic Equipment, Instruments, and Components	49,028	49,822	2%	5%	43,733	44,241	2%	4%
Auto Components	39,852	42,712	2%	4%	31,104	32,224	1%	3%
Government Services	40,857	42,288	2%	4%	28,870	29,837	1%	3%
High Tech Industries	25,222	35,686	2%	4%	41,135	56,769	2%	5%
Manufacturing/Basic Industry	28,213	27,824	1%	3%	56,192	56,192	2%	5%
Healthcare, Education and Childcare	27,164	27,498	1%	3%	36,349	36,530	1%	3%
Marketing Services	25,104	25,195	1%	3%	19,307	19,365	1%	2%
Consumer Services	29,984	25,044	1%	2%	28,840	28,878	1%	3%
Internet Software and Services	24,816	24,810	1%	2%	39,660	40,012	2%	4%
Healthcare Equipment and Supplies	19,172	20,550	1%	2%	29,575	31,850	1%	3%
Building Products	20,599	19,736	1%	2%	20,322	19,964	1%	2%
Gaming	18,383	18,519	1%	2%	14,852	14,974	1%	1%
Independent Power and Renewable Electricity Producers	14,119	15,065	1%	2%	20,028	21,134	1%	2%
Metals and Mining	14,805	14,883	1%	2%	14,437	14,447	1%	1%
Air Freight and Logistics	13,589	13,115	1%	1%	14,122	13,785	1%	1%
Software	15,166	13,034	1%	1%	17,716	17,453	1%	2%
Consumer Products	11,707	11,723	1%	1%	11,024	11,121	0%	1%
All Other	94,689	82,663	2%	8%	137,318	126,930	4%	12%
Total	$2,132,947	$2,120,934	100%	208%	$2,458,018	$2,491,360	100%	232%

(1) Excludes investments in PSSL and PSSL II

PennantPark Senior Secured Loan Fund I LLC

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2026 and September 30, 2025, PSSL had total assets of $1,198.0 million and $1,153.7 million, respectively, and its investment portfolio consisted of investments in 120 and 117 portfolio companies, respectively. As of June 30, 2026, at fair value, the largest investment in a single portfolio company in PSSL was $24.8 million and the five largest investments totaled $107.2 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2026 and September 30, 2025, we and Kemper owned 87.5% and 12.5% respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $163.1 million ($26.3 million remaining unfunded) and $123.7 million ($65.6 remaining unfunded), respectively. During the three and nine months ended June 30, 2026, the Company made capital contributions of zero and approximately $39.4 million of assets at their most recent fair market value as of the date of the transaction.

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

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt matures in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary as of June 30, 2026.

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

In April 2025, PSSL through its wholly owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four-year reinvestment period, twelve-year final maturity $301.0 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL retained all of the subordinated notes through a consolidated subsidiary as of June 30, 2026. The reinvestment period for the term debt securitization ends in April 2029 and the debt matures in April 2037. The proceeds from the debt repaid a portion of PSSL's $325.0 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2026	September 30, 2025
Total investments	$1,139,880	$1,084,649
Weighted average cost yield on income producing investments	9.5%	10.1%
Number of portfolio companies in PSSL	120	117
Largest portfolio company investment	$24,810	$20,901
Total of five largest portfolio company investments	$107,243	$99,270

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,871.0% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	8.69%	SOFR +500	19,861	$19,675	$19,464
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.19%	SOFR +550	18,431	18,212	18,431
APT OPCO, LLC	10/23/2025	9/30/2031	Healthcare and Pharmaceuticals	8.23%	SOFR +450	12,406	12,352	12,406
Ad.net Acquisition, LLC	5/24/2021	5/8/2028	Media	9.99%	SOFR +626	12,683	12,596	12,619
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	8.67%	SOFR +500	7,587	7,570	7,587
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.39%	SOFR +475	8,933	8,886	8,933
Alpine Acquisition Corp II - Second out Term Loan (5)	11/30/2026	1/14/2031	Containers and Packaging	8.64%	SOFR +500	1,048	1,048	1,048
Alpine Acquisition Corp II - Third out Term Loan (5)	11/30/2026	1/14/2031	Containers and Packaging	8.89%	SOFR +525	1,398	1,398	1,398
Alpine Acquisition Corp II - Unfunded Revolver (3),(5)	11/30/2026	1/14/2031	Containers and Packaging	—	—	419	—	—
Alpine Acquisition Corp II - Unfunded DDTL (3),(5)	11/30/2026	12/29/2030	Containers and Packaging	—	—	105	—	—
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	12/31/2027	Media: Advertising, Printing & Publishing	9.63%	SOFR +590	10,789	10,766	10,681
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	8.66%	SOFR +500	5,501	5,493	5,501
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.48%	SOFR +575	13,782	13,722	13,403
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.14%	SOFR +550	22,254	22,026	22,032
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.48%	SOFR +575	4,937	4,848	4,888
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.23%	SOFR +550	24,811	24,648	24,811
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.39%	SOFR +675	14,028	13,917	13,817
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.45%	SOFR +575	14,761	14,541	14,613
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.12%	SOFR +650	8,730	8,688	8,643
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.58%	SOFR +585	14,744	14,719	14,523
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.23%	SOFR +450	4,933	4,913	4,933
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.73%	SOFR +500	4,937	4,876	4,937
Bluebird Parent, Inc.	6/30/2026	6/14/2032	Professional Services	8.91%	SOFR +525	10,000	9,941	9,938
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.01%	SOFR +535	434	417	398
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.14%	SOFR +550	18,353	18,236	18,078
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	9.73%	SOFR +600	14,738	14,592	14,738
CTC Purchaser, LLC	6/30/2026	5/16/2031	Distributors	9.40%	SOFR +575	5,000	4,952	4,950
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.59%	SOFR +590	4,242	4,234	4,114
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	8.48%	SOFR +475	9,850	9,798	9,899
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.14%	SOFR +550	14,975	14,810	14,863
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	9.48%	SOFR +575	8,758	8,701	8,758
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	8.98%	SOFR +525	14,775	14,691	14,553
CF512, Inc.	12/27/2021	8/20/2026	Media	9.85%	SOFR +619	6,432	6,426	6,432
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.23%	SOFR +450	19,687	19,611	19,687
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	7.76%	SOFR +411	6,584	6,463	5,807
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	9.44%	SOFR +576	3,705	3,688	3,631
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	9.51%	SOFR +586	2,030	2,023	2,010
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.06%	SOFR +535	2,554	2,438	2,369
DRS Holdings III, Inc.	1/27/2021	11/1/2028	Consumer Goods: Durable	8.89%	SOFR +525	4,261	4,256	4,244
DX Electric Company, LLC	6/30/2026	10/1/2031	Electronic Equipment, Instruments, and Components	8.73%	SOFR +500	5,000	4,964	5,000
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.73%	SOFR +500	4,875	4,840	4,875
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	8.90%	SOFR +526	1,337	1,281	1,259
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.40%	SOFR +576	8,291	8,291	3,206
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.48%	SOFR +475	8,708	8,646	8,708
Elektrik App, Inc	6/30/2026	5/28/2032	Electronic Equipment, Instruments, and Components	9.23%	SOFR +550	5,000	4,952	4,950
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	8.73%	SOFR +500	7,148	7,132	7,148
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	9.99%	SOFR +635	12,319	12,279	10,779
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	8.73%	SOFR +500	12,031	11,892	12,031
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.39%	SOFR +575	8,579	8,477	8,579
GALT NEWCO, LLC	3/27/2026	3/29/2032	Aerospace and Defense	8.98%	SOFR +525	4,988	4,958	4,956
Global Holdings InterCo, LLC	6/8/2021	9/16/2027	Diversified Financial Services	9.24%	SOFR +560	3,344	3,334	3,344
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.27%	SOFR +560	3,656	3,641	3,547
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	9.64%	SOFR +600	6,419	6,314	6,387
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.33%	SOFR +560	2,112	2,107	2,112
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	8.89%	SOFR +500	19,650	19,517	19,650
Harvest Group Topco Buyer, LLC	3/2/2026	3/2/2032	Media	8.39%	SOFR +475	9,975	9,933	9,925
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.74%	SOFR +500	6,098	6,072	6,098
Highwire Public Relations, LLC	1/12/2026	1/12/2031	Professional Services	8.73%	SOFR +500	10,000	9,859	9,900
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	9.23%	SOFR +550	8,230	8,149	8,230
HW Holdco, LLC	4/11/2023	5/10/2027	Media	9.50%	SOFR +585	3,402	3,386	3,402
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	8.74%	SOFR +510	8,989	8,924	8,899
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	9.73%	SOFR +600	5,922	5,860	5,922
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	8.98%	SOFR +525	8,081	8,034	7,960
Kinetic Purchaser, LLC (4),(5)	11/30/2021	11/10/2027	Personal Products	—	—	14,345	13,381	4,196
Lash OpCo, LLC (5)	10/14/2021	9/17/2027	Personal Products	10.76%	SOFR +710	15,797	15,732	15,560
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.58%	SOFR +594	7,755	7,755	6,515
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.58%	SOFR +594	2,454	2,429	2,454
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.43%	SOFR +475	2,514	2,483	2,501
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	8.98%	SOFR +525	12,056	11,972	11,995
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.33%	SOFR +560	2,175	2,151	2,164
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	8.74%	SOFR +510	8,180	8,151	8,180

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.42%	SOFR +475	6,203	6,151	6,203
Marketplace Events Acquisition, LLC	1/13/2025	12/20/2030	Media	8.99%	SOFR +525	16,550	16,427	16,550
Marwood Group Buyer, LLC	4/1/2026	4/1/2032	Healthcare and Pharmaceuticals	8.23%	SOFR +450	3,378	3,364	3,361
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.38%	SOFR +565	2,305	2,291	2,294
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	9.98%	SOFR +625	18,824	18,656	18,824
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	8.98%	SOFR +525	15,044	14,886	15,044
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	8.98%	SOFR +525	17,799	17,677	17,799
MES Intermediate, Inc.	4/11/2023	10/1/2027	Distributors	8.73%	SOFR +500	3,334	3,316	3,334
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	9.47%	SOFR +585	9,590	9,584	9,111
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.08%	SOFR +635	20,898	20,649	20,480
North American Rail Solutions, LLC	10/23/2025	8/29/2031	Road and Rail	8.48%	SOFR +475	17,369	17,307	17,108
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	8.98%	SOFR +525	16,832	16,720	16,579
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.01%	SOFR +636	14,161	14,099	14,161
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.10%	SOFR +940	2,360	2,352	1,581
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.48%	SOFR +575	14,787	14,616	14,787
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.16%	SOFR +843	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.41%	SOFR +668	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.48%	SOFR +575	3,434	3,398	3,434
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	10.10%	SOFR +625	11,727	11,615	11,727
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	8.66%	SOFR +500	10,850	10,769	10,633
Paving Lessor Corp.	8/28/2025	7/1/2031	Business Services	8.98%	SOFR +525	19,823	19,707	19,823
PN Buyer, Inc.	11/19/2025	7/31/2031	Professional Services	8.14%	SOFR +450	9,950	9,908	9,851
Podean Buyer, LLC	11/4/2025	8/29/2031	Marketing Services	9.73%	SOFR +600	4,968	4,929	4,968
Pragmatic Institute, LLC (4)	3/28/2025	3/28/2030	Education	—	—	4,483	4,180	1,423
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.48%	SOFR +575	6,419	6,338	6,499
Puget Collision, LLC	11/19/2025	10/2/2031	Automobiles	8.48%	SOFR +475	14,925	14,855	14,701
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	8.98%	SOFR +525	7,642	7,593	7,336
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.48%	SOFR +575	14,762	14,627	14,688
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	8.69%	SOFR +500	18,598	18,548	18,598
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.23%	SOFR +450	10,434	10,375	10,434
Rosco Parent, LLC	11/19/2025	8/29/2031	Auto Components	8.48%	SOFR +475	10,421	10,360	10,421
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	10.10%	SOFR +625	4,443	4,394	3,132
SCP Clinical Research Intermediate Holdings, LLC	1/2/2026	12/2/2031	Healthcare Providers and Services	8.39%	SOFR +475	9,975	9,939	9,925
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.64%	SOFR +600	17,362	17,321	17,362
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.23%	SOFR +550	9,783	9,688	9,563
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.48%	SOFR +575	10,229	10,152	10,229
Schlesinger Global, Inc. (5)	9/30/2021	3/31/2027	Business Services	9.99%	SOFR +635	6,619	6,619	6,288
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	10.85%	SOFR +715	4,944	4,905	4,944
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.13%	SOFR +640	20,301	20,101	20,098
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	9.76%	SOFR +600	12,474	12,409	9,805
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	8.88%	SOFR +515	3,998	3,970	3,998
STG Distribution, LLC - First Out New Money Term Loans (4),(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	2,054	1,858	1,849
STG Distribution, LLC - Second Out Term Loans (4),(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	4,639	2,562	—
STG Distribution, LLC - Final initial New Money TL (5)	10/24/2024	7/14/2026	Air Freight and Logistics	8.00%	—	1,351	1,338	1,351
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	8.41%	SOFR +475	12,876	12,829	12,876
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.48%	SOFR +475	14,325	14,270	14,289
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.14%	SOFR +450	1,898	1,878	1,898
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.23%	SOFR +650	19,281	19,086	18,365
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.64%	SOFR +500	17,348	17,243	17,175
TPC US Parent, LLC	4/11/2023	3/1/2027	Consumer Goods: Non-Durable	9.58%	SOFR +590	3,051	3,045	3,051
Transgo, LLC	1/19/2024	12/29/2028	Automotive	8.89%	SOFR +525	13,826	13,692	13,723
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	8.58%	SOFR +490	14,594	14,541	14,192
Walker Edison Furniture Company, LLC - Litigation DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	262	262	273
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	9.73%	SOFR +600	11,974	11,845	11,855
Wash & Wax Systems LLC (5)	4/30/2025	4/28/2028	Automobiles	9.16%	SOFR +550	6,080	6,155	6,202
Total First Lien Secured Debt							1,154,954	1,126,252

Subordinated Debt - 12.4% of Net Assets
Integrative Nutrition, LLC - Promissory Note #1 (5)	4/17/2025	4/15/2030	Diversified Consumer Services	6.00%	—	1,818	1,615	1,618
Integrative Nutrition, LLC - Promissory Note #2 (5)	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	3,623	1,977	1,522
Wash & Wax Systems LLC [5]	4/30/2025	7/30/2028	Automobiles	12.00%	—	4,300	4,300	4,300
Total Subordinate Debt							7,892	7,440

Equity Securities - 10.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity	11/5/2024	—	Containers and Packaging	—	—	699	4,158	3,105
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	699	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,251
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	539
PLB Brands, LLC - Common Equity (5)	3/5/2026	—	Textiles, Apparel and Luxury Goods	—	—	560,239	560	560
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity (5)	4/30/2025	—	Automobiles	—	—	2,493	4,449	733
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Capital Equipment	—	—	35,834	2,734	—
Total Equity Securities							14,944	6,188

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Total Investments - 1,893.6% of Net Assets (6), (7)							1,177,790	1,139,880

Cash Equivalents - 52.8% of Net Assets (8)
BlackRock Federal Fund - Class: Institutional shares - Money Market Fund				3.54%			13,414	13,414
JPMorgan US Dollar Liquidity Fund - Class: Institutional Shares - Money Market Fund				3.63%			4,307	4,307
JPMorgan U.S. Government Money - Class: Institutional Shares - Money Market Fund				3.50%			9,262	9,262
Goldman Sachs Financial Square Government Fund - Class: Institutional Shares - Money Market Fund				3.59%			4,781	4,781
Total Cash Equivalents							31,764	31,764
Cash - 33.7% of Net Assets
Cash							20,292	20,292
Total Cash							20,292	20,292
Total Investments, Cash Equivalents and Cash —1,980.1% of Net Assets							$1,229,846	$1,191,936
Liabilities in Excess of Other Assets — (1,880.1)% of Net Assets								(1,131,740)
Members' Equity—100.0%								$60,196

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
(6)
As of June 30, 2026, all investments were in U.S. companies and total cost, fair value, percentage of Net Assets for the U.S. companies were $1,177.8 million, $1,139.9 million and 1,893.6%
(7)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(8)
Rate disclosed is the seven day effective yield as of June 30, 2026.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

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

JUNE 30, 2026

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Team Services Group, LLC	10/4/2022	12/20/2027	Healthcare and Pharmaceuticals	9.56%	SOFR+525	5,327	5,141	5,305
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.90%	SOFR+590	7,985	7,943	7,985
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.93%	SOFR+475	17,482	17,309	17,395
TPC US Parent, LLC	4/11/2023	11/24/2025	Consumer Goods: Non-Durable	10.19%	SOFR+590	16,355	16,341	16,224
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.91%	SOFR+575	15,880	15,694	16,005
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,238
Urology Management Holdings, Inc.	4/11/2023	6/15/2027	Healthcare and Pharmaceuticals	9.66%	SOFR+550	6,753	6,718	6,753
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale	—	—	353	—	12
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	134	134	136
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	10.00%	SOFR+600	12,066	11,914	11,946
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.81%	SOFR+550	5,847	5,947	5,964
Total First Lien Secured Debt							1,083,891	1,066,863

Subordinated Debt - 14.8% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	1,628	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	3,932	3,932	3,932
Total Subordinate Debt							7,537	7,514

Equity Securities - 20.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,740
Lucky Bucks, LLC - Common Equity	12/1/2023	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	392
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	1,037
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	4,593
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	2,510
Total Equity Securities							12,288	10,272
Total Investments - 2,141.5% of Net Assets (6)(8)							1,103,716	1,084,649

Cash Equivalents - 94.5% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			12,475	12,475
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				4.02%			4,265	4,265
JP Morgan USD Liquidity Inst (Money Market Fund)				4.10%			14,682	14,682
JP Morgan US Government Fund (Money Market Fund)				4.02%			10,539	10,539
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.10%			5,909	5,909
Total Cash Equivalents							47,870	47,870
Cash - 27.0% of Net Assets
Cash							13,690	13,690
Total Cash and Cash Equivalents							61,560	61,560
Total Investments, Cash Equivalents, and Cash —2,263.0% of Net Assets							$1,165,276	$1,146,209
Liabilities in Excess of Other Assets — (2,163.0)% of Net Assets								(1,095,559)
Members' Equity—100.0%								$50,650

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; 2) securing the 2037-R Asset-Backed Debt and held through PennantPark CLO VI, LLC, or, 3) securing the 2036 Asset Backed Debt and are held through PennantPark CLO II, Ltd. or, 4) securing the 2037 Asset-Backed Debt held through PennantPark CLO 12, LLC.
(6)
As of September 30, 2025, all investments are in U.S. companies. Total cost, fair value, and percentage of Net Assets for the U.S. companies were $1,103.7 million, $1,084.6 million and 2,141.5%.
(7)
Partial PIK non-accrual security
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL ($ in thousands):

	June 30, 2026
	(Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,177,790 and $1,103,716, respectively)	$1,139,880	$1,084,649
Cash equivalents (cost—$31,764 and $47,870, respectively)	31,764	47,870
Cash (cost—$20,292 and $13,690, respectively)	20,292	13,690
Interest receivable	4,316	4,138
Prepaid expenses and other assets	1,645	2,296
Due from affiliate	56	208
Receivable for investments sold	—	838
Total assets	1,197,953	1,153,689
Liabilities
2036 Asset-Backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,125 and $1,341, respectively)	244,875	244,659
2037 Asset-Backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,646 and $1,904, respectively)	244,354	244,096
2037-R Asset-Backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $2,185 and $2,518, respectively)	243,815	243,481
Credit facility payable	110,500	74,500
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,198	16,868
Interest payable on notes to members	6,342	6,788
Distribution payable to members	5,750	—
Accounts payable and accrued expenses	1,215	997
Due to affiliate	108	50
Total liabilities	1,137,757	1,103,039
Members' equity	60,196	50,650
Total liabilities and members' equity	$1,197,953	$1,153,689

(1)
As of June 30, 2026 and September 30, 2025, PSSL had unfunded commitments to fund investments of $0.5 million and $0.4 million, respectively.

Below are the Consolidated Statements of Operations for PSSL ($ in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Investment income:
Interest	$28,236	$28,212	$86,395	$84,989
Other income	476	357	1,000	1,145
Total investment income	28,712	28,569	87,395	86,134
Expenses: (1)
Interest and expense on credit facility and asset-backed debt	13,720	14,381	41,936	42,198
Interest expense on notes to members	8,015	8,427	24,311	25,674
Administration fees	785	1,001	2,338	2,386
General and administrative expenses	385	110	1,481	1,016
Expenses before debt issuance costs	22,905	23,919	70,066	71,274
Debt issuance costs	—	200	—	200
Total expenses	22,905	24,119	70,066	71,474
Net investment income	5,807	4,450	17,329	14,660
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	—	(10,974)	(16,540)	(17,429)
Realized loss on debt extinguishment	—	(1,637)	—	(1,637)
Net change in unrealized appreciation (depreciation) on investments	(8,565)	5,403	(18,843)	(9,739)
Net realized and unrealized gain (loss) on investments and debt	(8,565)	(7,208)	(35,383)	(28,805)
Net increase (decrease) in members' equity resulting from operations	$(2,758)	$(2,758)	$(18,054)	$(14,145)

(1) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statement of Operations. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management on a quarterly basis.

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane (“HL”) formed PSSL II, an unconsolidated joint venture. PSSL II invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II invests in portfolio companies in the same industries in which we may directly invest. PSSL II commenced operations on November 18, 2025. As of June 30, 2026, PSSL II had total assets of $356.5 million and its investment portfolio

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

consisted of investments in 52 portfolio companies. As of June 30, 2026, at fair value, the largest investment in a single portfolio company in PSSL II was $13.0 million and the five largest investments totaled $64.5 million. PSSL II invests in portfolio companies in the same industries in which we may directly invest.

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

We and HL provide capital to PSSL II in the form of secured notes and equity interests. As of June 30, 2026, our investment in PSSL II consisted of secured notes of $65.6 million ($39.4 million remaining unfunded) and equity interests of $28.1 million ($16.9 million remaining unfunded). During the three and nine months ended June 30, 2026, the Company made capital contributions of approximately zero and $93.8 million of assets at their most recent fair market value as of the date of the transaction.

In November 2025, PSSL II entered into a $150.0 million revolving credit facility which bears all-in interest rate at SOFR plus 1.85% with Goldman Sachs Bank USA as administrative agent, through its wholly owned subsidiary, PSSL II SPV LLC, subject to leverage and borrowing base restrictions. In February 2026, the revolving credit facility was upsized to $250.0 million.

Below is a summary of PSSL II's portfolio at fair value:

($ in thousands)	June 30, 2026
Total investments	$320,145
Weighted average cost yield on income producing investments	9.0%
Number of portfolio companies in PSSL II	52
Largest portfolio company investment	$12,968
Total of five largest portfolio company investments	$64,524

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

Below is a listing of PSSL II’s individual investments as of June 30, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2),(3)
First Lien Secured Debt - 864.4% of Net Assets
ACP Avenu Buyer, LLC	11/18/2025	10/2/2029	IT Services	8.69%	SOFR+500	12,967	$12,907	$12,708
ACP Falcon Buyer, Inc.	11/18/2025	8/1/2029	Internet Software and Services	9.19%	SOFR+550	812	819	812
APT OPCO, LLC	11/18/2025	9/30/2031	Healthcare Providers and Services	8.23%	SOFR+450	4,963	4,907	4,963
Arcfield Acquisition Corp.	2/3/2026	10/28/2031	Aerospace and Defense	8.66%	SOFR+500	3,704	3,686	3,704
Archer Lewis, LLC	11/18/2025	8/28/2029	Professional Services	9.48%	SOFR+575	1,048	1,048	1,019
Argano, LLC	1/27/2026	9/13/2029	Software	9.15%	SOFR+550	4,975	5,021	4,925
Beacon Behavioral Support Services, LLC	11/18/2025	6/21/2029	Healthcare Providers and Services	9.23%	SOFR+550	8,340	8,299	8,340
BLC Holding Company, Inc.	11/18/2025	11/20/2030	Commercial Services & Supplies	8.23%	SOFR+450	3,772	3,772	3,772
Boss Industries, LLC	11/18/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.73%	SOFR+500	5,824	5,824	5,824
By Light Professional IT Services, LLC	11/18/2025	7/15/2031	Aerospace and Defense	9.14%	SOFR+550	6,965	6,916	6,861
Carisk Buyer, Inc.	11/18/2025	12/3/2029	Healthcare Technology	8.48%	SOFR+475	5,847	5,847	5,876
Case Works, LLC	11/18/2025	10/1/2029	Professional Services	8.98%	SOFR+525	4,457	4,370	4,390
Commercial Fire Protection Holdings, LLC	11/18/2025	9/23/2030	Commercial Services & Supplies	8.23%	SOFR+450	12,935	12,935	12,935
Cornerstone Advisors of Arizona, LLC	1/27/2026	5/13/2032	Professional Services	8.48%	SOFR+475	6,484	6,456	6,452
Crane 1 Services, Inc.	11/18/2025	8/16/2027	Commercial Services & Supplies	9.51%	SOFR+586	2,504	2,492	2,479
EDS Buyer, LLC	11/18/2025	1/10/2029	Aerospace and Defense	8.48%	SOFR+475	1,965	1,969	1,965
Emergency Care Partners, LLC	11/18/2025	10/18/2027	Healthcare Providers and Services	8.73%	SOFR+500	6,234	6,234	6,234
ETE Intermediate II, LLC	11/18/2025	5/29/2029	Auto Components	8.73%	SOFR+500	970	970	970
Global Holdings InterCo, LLC	2/12/2026	9/16/2027	Diversified Financial Services	9.24%	SOFR+560	4,204	4,108	4,204
Harris & Co, LLC	11/18/2025	8/9/2030	Professional Services	8.89%	SOFR+525	12,934	12,893	12,934
Harvest Group Topco Buyer, LLC	3/31/2026	3/2/2032	Media	8.39%	SOFR+475	7,980	7,943	7,940
HEC Purchaser Corp.	11/18/2025	6/17/2029	Health Care Equipment & supplies	8.74%	SOFR+500	4,596	4,596	4,596
Highwire Public Relations, LLC	1/28/2026	1/12/2031	Professional Services	8.73%	SOFR+500	3,500	3,481	3,465
Hills Distribution, Inc.	11/18/2025	11/8/2029	Distributors	9.23%	SOFR+550	2,606	2,596	2,606
IG Investments Holdings, LLC	2/11/2026	9/22/2028	Professional Services	8.66%	SOFR+500	5,065	5,043	5,014
Impact Advisors, LLC	1/27/2026	3/19/2032	Healthcare Technology	8.23%	SOFR+450	9,085	9,085	9,085
LJ Avalon Holdings, LLC	12/2/2025	2/1/2030	Construction and Engineering	8.43%	SOFR+450	7,942	7,942	7,903
MBS Holdings, Inc.	11/18/2025	4/16/2027	Internet Software and Services	8.74%	SOFR+510	5,092	5,092	5,092
Marwood Group Buyer, LLC	4/1/2026	4/1/2032	Healthcare and Pharmaceuticals	8.23%	SOFR+450	3,000	2,972	2,985
Medina Health, LLC	11/18/2025	10/20/2028	Healthcare and Pharmaceuticals	9.98%	SOFR+625	10,196	10,166	10,196
MOREgroup Holdings, Inc.	1/6/2026	1/16/2030	Construction and Engineering	8.98%	SOFR+525	7,185	7,185	7,185
MES Intermediate, Inc.	11/18/2025	10/1/2027	Distributors	8.73%	SOFR+500	12,968	12,968	12,968
North American Rail Solutions	11/18/2025	8/29/2031	Road and Rail	8.48%	SOFR+475	12,935	12,879	12,741
OSP Embedded Purchaser, LLC	11/18/2025	12/17/2029	Aerospace and Defense	9.48%	SOFR+575	6,947	6,852	6,947
PCS MIDCO, Inc.	11/18/2025	3/1/2030	Professional Services	9.48%	SOFR+575	2,343	2,353	2,343
PD Tri-State Holdco, LLC.	11/18/2025	10/14/2030	Diversified Consumer Services	8.98%	SOFR+525	2,955	2,933	2,997
PN Buyer, Inc.	1/9/2026	7/31/2031	Professional Services	8.14%	SOFR+450	9,950	9,905	9,851
Pacific Purchaser, LLC	11/18/2025	10/2/2028	Professional Services	10.10%	SOFR+625	2,194	2,175	2,194
PAR Excellence Holdings, Inc.	11/18/2025	9/3/2030	Healthcare Technology	8.65%	SOFR+500	6,947	6,887	6,808
Paving Lessor Corp.	1/28/2026	7/1/2031	Commercial Services & Supplies	8.98%	SOFR+525	4,802	4,781	4,802
Project Granite Buyer, Inc.	11/18/2025	12/31/2030	Professional Services	9.48%	SOFR+575	3,924	3,961	3,973
Puget Collision, LLC	11/18/2025	10/3/2030	Automobiles	8.48%	SOFR+475	8,104	8,060	7,982
Rancho Health MSO, Inc.	11/18/2025	6/20/2029	Healthcare Providers and Services	8.69%	SOFR+500	6,818	6,818	6,818
Sabel Systems Technology Solutions, LLC	1/31/2025	10/31/2030	IT Services	9.64%	SOFR+600	8,955	8,955	8,955
Sath Industries, LLC	11/18/2025	12/17/2029	Building Products	9.48%	SOFR+550	3,191	3,191	3,191
Sigma Defense Systems, LLC	11/18/2025	12/20/2027	Aerospace and Defense	10.13%	SOFR+640	10,375	10,341	10,271
Smartronix, LLC	11/24/2025	2/6/2032	Aerospace and Defense	8.14%	SOFR+450	5,925	5,904	5,685
Systems Planning And Analysis, Inc.	11/18/2025	8/16/2027	Aerospace and Defense	8.48%	SOFR+475	12,979	12,933	12,947
TMII Enterprises, LLC	11/18/2025	12/22/2028	Professional Services	8.14%	SOFR+450	1,307	1,307	1,307
The Vertex Companies, LLC	11/18/2025	8/31/2028	Construction and Engineering	8.74%	SOFR+510	7,685	7,673	7,608
Transgo, LLC	11/18/2025	12/29/2028	Auto Components	8.89%	SOFR+525	7,888	7,838	7,829
Tyto Athene, LLC	11/18/2025	4/3/2028	IT Services	8.58%	SOFR+490	4,622	4,537	4,494

Total Investments- 864.4% of Net Assets (3),(4)							320,825	320,145

Cash Equivalents - 77.1% of Net Assets (5)
Dreyfus Government Cash Management - Class: Institutional Shares - Money Market Fund				3.54%			4,901	4,901
Total Cash Equivalents							4,901	4,901
Cash - 13.2% of Net Assets
Cash							28,552	28,552
Total Cash							28,552	28,552

Total Investments, Cash Equivalents and Cash —954.7% of Net Assets							$354,278	$353,598
Liabilities in Excess of Other Assets — (854.7)%								(316,561)
Members' Equity—100.0%								$37,037

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

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
(3)
As of June 30, 2026, all investments were in U.S. companies, and total cost, fair value, percentage of Net Assets for the U.S. companies were $320.8 million, $320.1 million and 864.4%.
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(5)
Rate disclosed is the seven day effective yield as of June 30, 2026.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL II ($ in thousands):

June 30, 2026
Unaudited
Assets
Investments at fair value (amortized cost—$320,825)	$320,145
Cash equivalents (cost—$4,901)	4,901
Cash (cost—$28,552)	28,552
Interest receivable	957
Prepaid expenses and other assets	1,972
Due from affiliate	16
Total assets	356,543
Liabilities
Credit facility payable	226,000
Notes payable to members	87,500
Interest payable on credit facility	2,281
Interest payable on notes to members	1,758
Distribution payable to members	1,400
Accounts payable and accrued expenses	553
Due to Affiliates	14
Total liabilities	319,506

Members' equity	37,037
Total liabilities and members' equity	$356,543

—————————————————

(1)
As of June 30, 2026, PSSL II had unfunded commitments to fund investments of zero.

Below are the Consolidated Statements of Operations for PSSL II ($ in thousands):

	Three Months Ended June 30, 2026	For the period November 18, 2025 (commencement of operations) through June 30, 2026
Investment income:
Interest	$7,639	$16,172
Other income	201	226
Total investment income	7,840	16,398
Expenses (1):
Interest and expense on credit facility	3,531	7,017
Interest expense on notes to members	2,580	5,598
Administration fees	213	507
General and administrative expenses	189	428
Expenses before debt issuance costs	6,513	13,550
Debt issuance costs	—	33
Net investment income	1,327	2,815
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(62)	(678)
Net realized and unrealized gain (loss) on investments	(62)	(678)
Net increase (decrease) in members' equity resulting from operations	$1,265	$2,137

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

JUNE 30, 2026

(Unaudited)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, including our 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt, 2038-R Asset Backed Debt and our Credit Facility are classified as Level 3. Our 2029 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Our 2031 Notes are classified as Level 1, as they are financial instruments that trade on a primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2029 Notes, our 2031 Notes, 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt, our 2038-R Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at June 30, 2026	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$88,413	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	2,102,418	Market Comparable	Market yield	7.8% - 21.6% (10.0%)
First lien	34,059	Enterprise Market Value	EBITDA multiple	6.0x - 17.8x (9.4x)
First lien	5,806	Market Comparable	Revenue multiple	0.7x - 0.9x (0.9x)
Subordinated debt	13,575	Market Comparable	Market yield	11.2% - 16.4% (13.9%)
Subordinated debt	2,114	Enterprise Market Value	Revenue multiple	0.6x - 0.9x (0.6x)
Subordinated debt	3,995	Enterprise Market Value	EBITDA multiple	7.5x - 30.3x (27.2x)
Equity	173,300	Enterprise Market Value	EBITDA multiple	4.5x - 17.8x (10.5x)
Equity	529	Enterprise Market Value	Revenue multiple	0.5x - 1.3x (0.3x)
Total Level 3 investments	$2,424,209
Long-Term Credit Facility	$318,310	Market Comparable	Market yield	5.4%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

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

Our investments, cash and cash equivalents, Credit Facility, 2029 Notes, 2031 Notes, 2038-R Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2037 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at June 30, 2026
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$2,230,696	$—	$—	$2,230,696	$—
Subordinate debt	19,684	—	—	19,684	—
Equity	254,278	—	—	173,829	80,449
Total investments	2,504,658	—	—	2,424,209	80,449
Cash equivalents	50,725	50,725	—	—	—
Total investments and cash equivalents	$2,555,383	$50,725	$—	$2,424,209	$80,449
Long Term Credit Facility payable	$318,310	$—	$—	$318,310	$—
2029 Notes payable (2)	196,212	—	196,212	—	—
2031 Notes payable (3)	106,848	106,848	—	—	—
2036-R Asset-Backed Debt(2)	286,609	—	—	286,609	—
2037 Asset-Backed Debt (2)	387,266	—	—	387,266	—
2038-R Asset-Backed Debt(2)	284,865	—	—	284,865	—
Total debt	$1,580,110	$106,848	$196,212	$1,277,050	$—

———————————————

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investments in PSSL and PSSL II are measured using net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2029 Notes, 2038-R Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2037 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.
(3)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2031 Notes and the balance reported on the Consolidated Statement of Assets and Liabilities represents the carrying value. The 2031 Notes trade on the NYSE under the symbol PFLA and the fair value in this chart is based on the closing price on June 30, 2026.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

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

($ in thousands):

	Nine Months Ended June 30, 2026
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$2,513,631	$215,379	$2,729,010
Net realized gain (loss)	(8,377)	39,692	31,315
Net change in unrealized appreciation (depreciation)	(27,499)	(17,855)	(45,354)
Purchases, PIK interest, net discount accretion and non-cash exchanges	603,445	13,886	617,331
Sales, repayments and non-cash exchanges	(850,504)	(57,589)	(908,093)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$2,230,696	$193,513	$2,424,209
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(31,919)	$(13,514)	$(45,433)

	Nine Months Ended June 30, 2025
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,746,697	$171,142	$1,917,839
Net realized gain (loss)	(12,997)	21,352	8,355
Net change in unrealized appreciation (depreciation)	(4,757)	(9,246)	(14,003)
Purchases, PIK interest, net discount accretion and non-cash exchanges	1,077,943	21,151	1,099,094
Sales, repayments and non-cash exchanges	(656,285)	(13,171)	(669,456)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$2,150,601	$191,228	$2,341,829
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(3,778)	$10,025	$6,247

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

	Nine Months Ended June 30,
Long-Term Credit Facility	2026	2025
Beginning balance (cost – $683,855 and $443,855, respectively)	$683,837	$443,880
Net change in unrealized (depreciation) appreciation included in earnings	(27)	(15)
Borrowings	341,500	260,000
Repayments	(707,000)	(405,000)
Ending balance (cost – $318,355 and $298,855, respectively)	$318,310	$298,865

As of June 30, 2026, we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S. dollar borrowings as of June 30, 2026 (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,410	7/1/26	(45)

As of September 30, 2025 we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S dollar borrowings as of September 30, 2025. (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,437	10/1/2025	(18)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $0.5 million of expenses relating to amendment costs on the Credit Facility for the three and nine months ended June 30, 2026 and we incurred $2.9 million and $3.3 million relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2029 Notes, 2031 Notes, 2036-R Asset-Backed Debt, the 2037 Asset-Backed Debt and 2038-R Asset-Backed Debt.

For the three and nine months ended June 30, 2026, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $0.1 million, respectively. For the three and nine months ended June 30, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million and less than $0.1 million, respectively. As of June 30, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2026 and 2025 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2025	Gross Additions	Gross Reductions	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income	Dividend/ Other Income
Controlled Affiliates
PennantPark Senior Secured Loan Fund II LLC **	$—	$93,750	$—	$—	$(347)	$93,403	$4,198	$1,950
PennantPark Senior Secured Loan Fund I LLC *	281,968	39,375	—	—	(31,022)	290,321	21,246	15,225
Total Controlled Affiliates	$281,968	$133,125	$—	$—	$(31,369)	$383,724	$25,444	$17,175

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

Name of Investment	Fair Value at September 30, 2024	Gross Additions	Gross Reductions	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income	Dividend/ Other Income
Controlled Affiliates
Marketplace Events, LLC**	$57,107	$4,214	$(59,795)	$22,811	$(24,337)	$—	$5,062	$306
PennantPark Senior Secured
Loan Fund I LLC *	294,128	21,875	—	—	(25,064)	290,939	22,464	12,688
Total Controlled Affiliates	$351,235	$26,089	$(59,795)	$22,811	$(49,401)	$290,939	$27,526	$12,994

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator for net increase in net assets resulting from operations	$7,576	$19,298	$32,735	$48,852
Denominator for basic and diluted weighted average shares	99,217,896	99,217,896	99,217,896	90,291,815
Basic and diluted net increase in net assets per share resulting from operations	$0.08	$0.19	$0.33	$0.54

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which depends upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2026, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $50.7 million and $50.1 million at fair value, respectively, for total cash and cash equivalents of $100.8 million as shown on the Consolidated Statement of Cash Flows for the period ended June 30, 2026. As of September 30, 2025, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $40.7 million and $82.0 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Nine Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$10.83	$11.31
Net investment income (1)	0.79	0.88
Net change in realized and unrealized gain (loss) (1)	(0.46)	(0.34)
Net increase (decrease) in net assets resulting from operations (1), (7)	0.33	0.54
Distributions to stockholders (1), (2)	(0.90)	(0.92)
Accretive effect of common stock issuance	—	0.03
Net asset value, end of period (7)	$10.26	$10.96
Per share market value, end of period	$7.48	$10.33
Total return *(3)	(6.71%)	(2.77%)
Shares outstanding at end of period	99,217,896	99,217,896
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.85%	5.56%
Ratio of debt related expenses to average net assets** (5)	9.87%	9.23%
Ratio of total expenses to average net assets** (5)	15.72%	14.79%
Ratio of net investment income to average net assets** (5)	10.02%	10.62%
Net assets at end of period	$1,017,629	$1,087,513
Weighted average debt outstanding	$1,687,878	$1,350,703
Weighted average debt per share (1)	$17.01	$14.96
Asset coverage per unit (6)	$1,641	$1,778
Portfolio turnover rate*	23.33%	25.09%

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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2026 and 2025, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.1% and 6.9%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 160%, respectively.

Credit Facility

As of June 30, 2026, the Credit Facility had commitments $768.0 million (increased from $718.0 million in November 2025) and an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of June 30, 2026 and September 30, 2025, Funding I had $318.3 million and $683.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 5.6% and 6.3%, exclusive of the fee on undrawn commitments as of June 30, 2026 and September 30, 2025, respectively. As of June 30, 2026 and September 30, 2025, Funding I had $449.7 million and $34.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The Credit Facility contains customary covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2026, we were in compliance with the covenants relating to the Credit Facility.

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

2026 Notes

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185.0 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes was paid semiannually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate was 4.15%. The 2026 Notes matured on April 1, 2026. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all of our existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2026 Notes were repaid in full on April 1, 2026.

2029 Notes

In March 2026, we issued $200.0 million in aggregate principal amount of our 2029 Notes at a public offering price per note of 99.3%. Interest on the 2029 Notes is paid semiannually on March 4 and September 4 of each year, at a rate of 6.75% per year, commencing September 4, 2026. The effective interest rate is 7.00%. The 2029 Notes mature on March 4, 2029, and may be redeemed in whole or in part at our option subject to make whole premium if redeemed more than three months prior to maturity. The 2029 Notes, are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2029 Notes, are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2029 Notes on any securities exchange or automated dealer quotation system.

2031 Notes

In June 2026, we issued $105.0 million in aggregate principal amount of our 2031 Notes at a public offering price per note of 100.0%. Interest on the 2031 Notes is paid quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate of 7.375% per year, commencing September 15, 2026. The effective interest rate is 7.375%. The 2031 Notes mature on June 15, 2031 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 15, 2028, with written notice not less than 30 days’ nor more than 60 days’ by mail prior to the date fixed for redemption, at a redemption price of 100% of the outstanding principal amount plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2031 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2031 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The Company listed the notes on The New York Stock Exchange (“NYSE”) under the trading symbol “PFLA” and began trading in the Notes on the NYSE on June 3, 2026.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

The obligations of the Issuers under the replacement are non-recourse to the Company. As of September 30, 2025, the Company retained the D-R Notes and the Subordinated Notes through a consolidated subsidiary. On October 29, 2025 the Company sold $21.0 million of initially retained D-R Notes, to a third party. As of June 30, 2026, the Company no longer consolidates the D-R Notes. As of June 30, 2026 and September 30, 2025, the Company had $287.0 million and $266.0 million, respectively of external, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 5.7% and 6.2%, respectively. As of June 30, 2026 and September 30, 2025, the unamortized fees on the 2036-R Asset-Backed Debt were $0.4 million and $0.6 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

2036 Asset-Backed Debt / 2038-R Asset-Backed Debt

In February 2024, the Company completed the $350.6 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. Prior to the refinancing as discussed below, the 2036 Asset-Backed Debt was secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 2.30%, (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21.0 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bore interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The Debt was scheduled to mature on April 18, 2036.

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

The 2038-R Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2038-R Securitization Issuer were eliminated in consolidation. As of June 30, 2026 and September 30, 2025, the Company had $287.0 million of 2038-R Asset-Backed Debt and 2036 Asset-Backed Debt, respectively, outstanding with a weighted average interest rate of 5.3% and 7.1%, respectively. As of June 30, 2026 and September 30, 2025, the unamortized fees on the 2038-R Asset-Backed Debt and 2036 Asset Backed Debt, respectively, were $2.1 million and $2.4 million, respectively.

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

In November 2025 the Company sold $28.5 million of initially retained BBB-(sf) Class D Notes, to a third party. As of June 30, 2026, the Company no longer consolidates the BBB-(sf) Class D Notes.

As of June 30, 2026 and September 30, 2025, the Company had $389.5 million and $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.4% and 5.9%, respectively. As of June 30, 2026 and September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.2 million and $2.7 million, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2026

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2026 and September 30, 2025, we had $603.6 million and $603.7 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $26.3 million and $65.6 million to PSSL as of June 30, 2026 and September 30, 2025, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee. Additionally, the Company had unfunded commitments of $56.3 million to PSSL II as of June 30, 2026, that may be contributed primarily for the purpose of funding new investments approved by the PSSL II board of directors or investment committee.

12. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company's Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company's net increase (decrease) in net assets resulting from operations ("Net Income") and net investment income ("NII"). The CODM utilizes Net Income and NII as the key metrics in determining the amount of dividends to be distributed to the Company's stockholders. As the Company's operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as 'total assets" and significant segment expenses are listed on accompanying consolidated statements of operations.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital, Ltd. and its subsidiaries (the Company), including the consolidated schedule of investments, as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three and nine-month periods ended June 30, 2026 and 2025, and cash flows for the nine-month periods ended June 30, 2026 and 2025, and the related notes to the consolidated financial statements (collectively, referred to as “the interim financial information or financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2025, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated November 24, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

August 10, 2026

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and Subsidiaries for the periods ended June 30, 2026 and 2025, as indicated in our report dated August 10, 2026; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, is incorporated by reference in Registration Statement No.333-279726 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 10, 2026

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

•
changes in political, economic or industry conditions, including the wars in the Middle East and in the Ukraine, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;

•
the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies.

•
the level of inflation, and its impact on us and our portfolio companies;

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

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K.

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

Overview

PennantPark Floating Rate Capital Ltd. (the "Company," "we," "our" or "us") is a business development company ("BDC") whose investment objectives are to generate both current income and capital appreciation while seeking to preserve capital by investing primarily in floating rate loans and other investments made to U.S. middle-market companies.

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of June 30, 2026, our portfolio totaled $2,504.7 million and consisted of $2,230.7 million of first lien secured debt (including $237.7 million in PSSL and $65.6 million in PSSL II), $19.7 million of subordinated debt and $254.3 million of preferred and common equity (including $52.7 million in PSSL and $27.8 million in PSSL II). As of June 30, 2026, our debt portfolio consisted of approximately 99% variable-rate investments. As of June 30, 2026, we had four portfolio companies on non-accrual, representing 1.0% and 0.4% of our overall portfolio on a cost and fair value basis, respectively. As of June 30, 2026, the portfolio had net unrealized depreciation of $122.8 million. Our overall portfolio consisted of 159 companies with an average investment size of $15.8 million and had a weighted average yield on debt investments of 9.8%, and was invested 89% in first lien secured debt (including 9% in PSSL and 3% in PSSL II), 1% in subordinate debt and 10% in preferred and common equity (including 2% in PSSL and 1% in PSSL II). As of June 30, 2026, over 98% of the investments held by PSSL were first lien secured debt. As of June 30, 2026, 100% of the investments held by PSSL II were first lien secured debt.

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

For the three months ended June 30, 2026, we invested $212.1 million in five new and 51 existing portfolio companies at a weighted average yield on debt investments of 9.0%. For the three months ended June 30, 2026, sales and repayments of investments totaled $271.7 million, including $37.1 million of sales to PSSL and $9.8 million of sales to PSSL II. For the nine months ended June 30, 2026, we invested $807.9 million in 15 new and 86 existing portfolio companies at a weighted average yield on debt investments of 9.5%. For the nine months ended June 30, 2026, sales and repayments of investments totaled $1,041.2 million, including $226.5 million of sales to PSSL and $354.3 million of sales to PSSL II.

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

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2026, PSSL’s portfolio totaled $1,139.9 million and consisted of 120 companies with an average investment size of $9.5 million and at a weighted average yield on debt investments of 9.5%. As of September 30, 2025, PSSL’s portfolio totaled $1,084.6 million, consisted of 117 companies with an average investment size of $9.3 million and at a weighted average yield on debt investments of 10.1%.

For the three months ended June 30, 2026, PSSL invested $37.3 million (including $37.1 million purchased from the Company) in six new and two existing portfolio companies at a weighted average yield on debt investments of 9.2%. Sales and repayments of investments for the three months ended June 30, 2026 totaled $99.7 million. For the nine months ended June 30, 2026, PSSL invested $229.7 million (including $226.5 million purchased from the Company) in 13 new and 22 existing portfolio companies at a weighted average yield on debt investments of 9.3%. Sales and repayments of investments for the nine months ended June 30, 2026 totaled $144.2 million.

For the three months ended June 30, 2025, PSSL invested $52.3 million (including $51.8 million purchased from the Company) in seven new and two existing portfolio companies at a weighted average yield on debt investments of 10.8%. For the three months ended June 30, 2025, sales and repayments of investments totaled

$53.8 million. For the nine months ended June 30, 2025, we invested $337.2 million (including $292.4 million purchased from the Company) in 28 new and 13 existing portfolio companies at a weighted average yield on debt investments of 10.3%. For the nine months ended June 30, 2025, sales and repayments of investments totaled $177.2 million.

PennantPark Senior Secured Loan Fund II LLC

As of June 30, 2026, PSSL II’s portfolio totaled $320.1 million and consisted of 52 companies with an average investment size of $6.2 million and at a weighted average yield on debt investments of 9.0%.

For the three months ended June 30, 2026, PSSL II invested $9.8 million (including $9.8 million purchased from the Company) in one new and one existing portfolio companies at a weighted average yield on debt investments of 9.6%. Sales and repayments of investments for the three months ended June 30, 2026 totaled $29.6 million. For the nine months ended June 30, 2026, PSSL II invested $354.3 million (including $354.3 million purchased from the Company) in 55 new and zero existing portfolio companies at a weighted average yield on debt investments of 9.1%. Sales and repayments of investments for the nine months ended June 30, 2026 totaled $33.8 million.

At-the-Market Offering

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the 2024 ATM Program. The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and nine months ended June 30, 2026, we did not issue any shares of our common stock under the 2024 ATM Program. During the three and nine months ended June 30, 2025, we issued 2,800,000 shares and 21,638,000 shares of our common stock under the 2024 ATM Program, respectively, at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2026, we did not incur any legal and other offering costs associated with establishing the 2024 ATM Program. During the three and nine months ended June 30, 2025, we incurred $0.1 million and $0.3 million of legal and other offering costs associated with establishing the 2024 ATM Program. As of June 30, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the 2024 ATM Program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2025 Annual Report on Form 10-K during the nine months ended June 30, 2026.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt, 2038-R Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2029 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Our 2031 Notes are classified as Level 1, as they are financial instruments that trade on a primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2029 Notes, our 2031 Notes, our 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt, our 2038-R Asset-Backed Debt, and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $0.5 million of expenses relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2026 and we incurred $2.9 million and $3.3 million of expenses relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2029 Notes, 2031 Notes, the 2036-R Asset-Backed Debt, the 2037 Asset-Backed Debt and the 2038-R Asset-Backed Debt.

For the three and nine months ended June 30, 2026, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $0.1 million, respectively. For the three and nine months ended June 30, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million and less than $0.1 million, respectively. As of June 30, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three and nine months ended June 30, 2026, we recorded a provision for taxes on net investment income of $0.1 million and $0.3 million pertaining to federal excise tax. For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million pertaining to federal excise tax.

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

For the three and nine months ended June 30, 2026, the Company recorded a provision for taxes of $1.0 million and $1.3 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of $(0.3) million and $0.8 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2026 and September 30, 2025, $0.6 million and $1.9 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2026, the Company recorded a provision for taxes of less than $(0.1) million and less than $(0.1) million, respectively, relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of less than $0.1 million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and three and nine months ended June 30, 2026 and 2025, the Taxable Subsidiary paid zero and $0.1 million, respectively, in federal tax payments on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2026 and 2025.

Investment Income

For the three and nine months ended June 30, 2026, investment income was $66.1 million and $202.1 million, respectively, which was attributable to $58.9 million and $181.8 million from first lien secured debt and $7.2 million and $20.3 million from other investments, respectively. For the three and nine months ended June 30, 2025, investment income was $63.5 million and $192.4 million, respectively, which was attributable to $57.9 million and $175.1 million from first lien secured debt and $5.6 million and $17.3 million from other investments, respectively. The increase in investment income for the three and nine months ended June 30, 2026, was primarily due to the increase in the size of our debt portfolio.

Expenses

For the three and nine months ended June 30, 2026, expenses totaled $40.2 million and $123.8 million, respectively, and were comprised of: $25.0 million and $76.3 million of debt related interest and expenses, $6.4 million and $19.6 million of base management fees, $6.5 million and $19.6 million of performance-based incentive fees, $2.3 million and $6.5 million of general and administrative expenses, $0.1 million and $0.3 million of taxes and zero and $1.6 million in Credit Facility amendment and debt issuance costs. For the three and nine months ended June 30, 2025, expenses totaled $38.9 million and $112.8 million, respectively, and were comprised of: $22.5 million and $67.4 million of debt related interest and expenses, $5.9 million and $16.8 million of base management fee, $5.4 million and $19.1 million of performance-based incentive fee, $2.0 million and $5.5 million of general and administrative expenses, $0.2 million and $0.7 million of taxes, and $2.9 million and $3.3 million in Credit Facility amendment costs. The increase in expenses for the three and nine months ended June 30, 2026, was primarily due to the increase in interest expense from increased borrowings as a result of the increase in our investment portfolio.

Net Investment Income

For the three and nine months ended June 30, 2026, net investment income totaled $25.9 million or $0.26 per share, and $78.3 million or $0.79 per share, respectively. For the three and nine months ended June 30, 2025, net investment income totaled $24.6 million or $0.25 per share, and $79.6 million or $0.88 per share, respectively. The decrease in net investment income for the nine months ended June 30, 2026, was primarily due to an increase in interest expense.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2026, net realized gains (losses) totaled $37.3 million and $29.9 million, respectively. For the three and nine months ended June 30, 2025, net realized gains (losses) totaled $(14.8) million and $8.4 million, respectively. The change in net realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which investments were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2026, we reported net change in unrealized appreciation (depreciation) on investments of $(56.6) million and $(76.7) million, respectively. For the three and nine months ended June 30, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $9.9 million and $(39.9) million, respectively. As of June 30, 2026 and September 30, 2025, our net unrealized appreciation (depreciation) on investments totaled $(122.8) million and $(46.1) million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments, and realization of investments.

For the three and nine months ended June 30, 2026, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $0.1 million, respectively. For the three and nine months ended June 30, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million and less than $0.1 million, respectively. As of June 30, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Credit Facility totaled zero and zero, respectively. The net change in net unrealized (appreciation) or depreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2026, net increase (decrease) in net assets resulting from operations totaled $7.6 million or $0.08 per share and $32.7 million or $0.33 per share, respectively. For the three and nine months ended June 30, 2025, net increase (decrease) in net assets resulting from operations totaled $19.3 million or $0.19 per share and $48.9 million or $0.54 per share, respectively. The net increase or (decrease) from operations for the three and nine months ended June 30, 2026, was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned on our investments, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2026, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we were in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 160%, respectively.

For the nine months ended June 30, 2026 and 2025, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.1% and 6.9%, respectively. As of June 30, 2026 and September 30, 2025, we had $449.7 million and $34.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

As of June 30, 2026, the Credit Facility had commitments of $768.0 million and an interest rate spread of 200 basis points above SOFR, a maturity date of August 2030 and a revolving period that ends in August 2028. As of June 30, 2026 and September 30, 2025, Funding I had $318.3 million and $683.9 million of outstanding borrowings under the Credit Facility, respectively, with a weighted average interest rate of 5.6% and 6.3%, exclusive of the fee on undrawn commitments, respectively. As of June 30, 2026 and September 30, 2025, we had $449.7 million and $34.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2026 , we were in compliance with the covenants relating to our Credit Facility.

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

In March 2021 and in October 2021, we issued an aggregate of $185.0 million of our 2026 Notes. The 2026 Notes bore interest at 4.25% per year and matured on April 1, 2026. The 2026 Notes were repaid in full on April 1, 2026.

In March 2026, we issued $200.0 million in aggregate principal amount of our 2029 Notes at a public offering price of 99.3%. The 2029 Notes bear interest at 6.75% per year, payable semiannually, and mature on March 4, 2029.

In June 2026, we issued $105.0 million in aggregate principal amount of our 2031 Notes at a public offering price of 100%. The 2031 Notes bear interest at 7.375% per year, payable quarterly, and mature on June 15, 2031. The 2031 Notes are listed on the NYSE under the trading symbol “PFLA.”

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203.0 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12.0 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28.0 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21.0 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64.0 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. The company initially retained the D-R Notes and the subordinated Notes through a consolidated subsidiary. On October 29, 2025 the Company sold $21.0 million of D-R Notes, to a third party. As of June 30, 2026, the Company no longer consolidates the D-R Notes.

As of June 30, 2026 and September 30, 2025, the Company had $287.0 million and $266.0 million, respectively of external, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 5.7% and 6.2%, respectively. As of June 30, 2026 and September 30, 2025, the unamortized fees on the 2036-R Asset-Backed Debt were $0.4 million and $0.6 million, respectively.

In February 2024, we completed a $350.6 million term debt securitization (the “2036 Asset-Backed Debt”). In February 2026, the 2036 Asset-Backed Debt was refinanced through the $356.5 million collateralized loan obligation (the “2038-R Asset-Backed Debt”) which matures in April 2038 and was 100% funded at closing. As of June 30, 2026 and September 30, 2025, the Company had $287.0 million of 2038-R Asset-Backed Debt and 2036 Asset-Backed Debt, respectively, outstanding with a weighted average interest rate of 5.3% and 7.1%, respectively. As of June 30, 2026 and September 30, 2025, the unamortized fees on the 2038-R Asset-Backed Debt and 2036 Asset Backed Debt, respectively, were $2.1 million and $2.4 million, respectively.

Our Investment Adviser serves as collateral manager to the 2038-R Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

In February 2025, we completed the $474.6 million 2037 Debt Securitization. The 2037 Asset-Backed Debt is secured by a portfolio of middle market loans and participation interest in the middle market loans held by the 2037 Securitization Issuer and matures on April 20, 2037. As of June 30, 2026 and September 30, 2025, the Company had $389.5 million and $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.4% and 5.9%, respectively. As of June 30, 2026 and September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.2 million and $2.7 million, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the 2024 ATM Program. The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and nine months ended June 30, 2026, we did not issue any shares of our common stock under the 2024 ATM Program. During the three and nine months ended June 30, 2025, we issued 2,800,000 shares and 21,638,000 shares of our common stock under the 2024 ATM Program, respectively, at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to Sales Agents (as defined below) and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2026, we did not incur any legal and other offering costs associated with establishing the 2024 ATM Program. During the three and nine months ended June 30, 2025, we incurred $0.1 million and $0.3 million of legal and other offering costs associated with establishing the 2024 ATM Program. As of June 30, 2026 and September 30, 2025, we had $192.2 million and $192.2 million, respectively, of our common stock available to be sold under the 2024 ATM Program.

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

As of June 30, 2026 and September 30, 2025, we had cash and cash equivalents of $100.8 million and $122.7 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the nine months ended June 30, 2026, our operating activities provided cash of $276.1 million and our financing activities used cash of $298.0 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily due to repayments of our Credit Facility and 2026 Notes offset by proceeds received from the sales of $28.5 million of 2037 Class D Notes, $21.0 million of 2036-R Asset-Backed Debt D-R Notes to third parties and the issuance of $200.0 million of our 2029 Notes and the issuance of $105.0 million of our 2031 Notes.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2026 and September 30, 2025, PSSL had total assets of $1,198.0 million and $1,153.7 million, respectively, and its investment portfolio consisted of investments in 120 and 117 portfolio companies, respectively. As of June 30, 2026, at fair value, the largest investment in a single portfolio company in PSSL was $24.8 million and the five largest investments totaled $107.2 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2026 and September 30, 2025, we and Kemper owned 87.5% and 12.5% respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests $163.1 million ($26.3 million remaining unfunded) and $123.7 million ($65.6 remaining unfunded), respectively. During the three and nine months ended June 30, 2026, the Company made capital contributions of zero and approximately $39.4 million of assets at their most recent fair market value as of the date of the transaction

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee, provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee constitutes a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

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

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO II, Ltd., a wholly owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt matures in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary as of June 30, 2026.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2026	September 30, 2025
Total investments	$1,139,880	$1,084,649
Weighted average cost yield on income producing investments	9.5%	10.1%
Number of portfolio companies in PSSL	120	117
Largest portfolio company investment	$24,810	$20,901
Total of five largest portfolio company investments	$107,243	$99,270

Below is a listing of PSSL’s individual investments as of June 30, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,871.0% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	8.69%	SOFR +500	19,861	$19,675	$19,464
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.19%	SOFR +550	18,431	18,212	18,431
APT OPCO, LLC	10/23/2025	9/30/2031	Healthcare and Pharmaceuticals	8.23%	SOFR +450	12,406	12,352	12,406
Ad.net Acquisition, LLC	5/24/2021	5/8/2028	Media	9.99%	SOFR +626	12,683	12,596	12,619
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	8.67%	SOFR +500	7,587	7,570	7,587
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.39%	SOFR +475	8,933	8,886	8,933
Alpine Acquisition Corp II - Second out Term Loan (5)	11/30/2026	1/14/2031	Containers and Packaging	8.64%	SOFR +500	1,048	1,048	1,048
Alpine Acquisition Corp II - Third out Term Loan (5)	11/30/2026	1/14/2031	Containers and Packaging	8.89%	SOFR +525	1,398	1,398	1,398
Alpine Acquisition Corp II - Unfunded Revolver (3),(5)	11/30/2026	1/14/2031	Containers and Packaging	—	—	419	—	—
Alpine Acquisition Corp II - Unfunded DDTL (3),(5)	11/30/2026	12/29/2030	Containers and Packaging	—	—	105	—	—
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	12/31/2027	Media: Advertising, Printing & Publishing	9.63%	SOFR +590	10,789	10,766	10,681
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	8.66%	SOFR +500	5,501	5,493	5,501
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.48%	SOFR +575	13,782	13,722	13,403
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.14%	SOFR +550	22,254	22,026	22,032
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.48%	SOFR +575	4,937	4,848	4,888
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.23%	SOFR +550	24,811	24,648	24,811
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.39%	SOFR +675	14,028	13,917	13,817
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.45%	SOFR +575	14,761	14,541	14,613
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.12%	SOFR +650	8,730	8,688	8,643
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.58%	SOFR +585	14,744	14,719	14,523
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.23%	SOFR +450	4,933	4,913	4,933
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.73%	SOFR +500	4,937	4,876	4,937
Bluebird Parent, Inc.	6/30/2026	6/14/2032	Professional Services	8.91%	SOFR +525	10,000	9,941	9,938
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.01%	SOFR +535	434	417	398
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.14%	SOFR +550	18,353	18,236	18,078
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	9.73%	SOFR +600	14,738	14,592	14,738
CTC Purchaser, LLC	6/30/2026	5/16/2031	Distributors	9.40%	SOFR +575	5,000	4,952	4,950
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.59%	SOFR +590	4,242	4,234	4,114
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	8.48%	SOFR +475	9,850	9,798	9,899
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.14%	SOFR +550	14,975	14,810	14,863
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	9.48%	SOFR +575	8,758	8,701	8,758
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	8.98%	SOFR +525	14,775	14,691	14,553
CF512, Inc.	12/27/2021	8/20/2026	Media	9.85%	SOFR +619	6,432	6,426	6,432
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.23%	SOFR +450	19,687	19,611	19,687
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	7.76%	SOFR +411	6,584	6,463	5,807
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	9.44%	SOFR +576	3,705	3,688	3,631
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	9.51%	SOFR +586	2,030	2,023	2,010
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.06%	SOFR +535	2,554	2,438	2,369
DRS Holdings III, Inc.	1/27/2021	11/1/2028	Consumer Goods: Durable	8.89%	SOFR +525	4,261	4,256	4,244
DX Electric Company, LLC	6/30/2026	10/1/2031	Electronic Equipment, Instruments, and Components	8.73%	SOFR +500	5,000	4,964	5,000
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.73%	SOFR +500	4,875	4,840	4,875
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	8.90%	SOFR +526	1,337	1,281	1,259
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.40%	SOFR +576	8,291	8,291	3,206
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.48%	SOFR +475	8,708	8,646	8,708
Elektrik App, Inc	6/30/2026	5/28/2032	Electronic Equipment, Instruments, and Components	9.23%	SOFR +550	5,000	4,952	4,950
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	8.73%	SOFR +500	7,148	7,132	7,148
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	9.99%	SOFR +635	12,319	12,279	10,779
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	8.73%	SOFR +500	12,031	11,892	12,031
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.39%	SOFR +575	8,579	8,477	8,579
GALT NEWCO, LLC	3/27/2026	3/29/2032	Aerospace and Defense	8.98%	SOFR +525	4,988	4,958	4,956
Global Holdings InterCo, LLC	6/8/2021	9/16/2027	Diversified Financial Services	9.24%	SOFR +560	3,344	3,334	3,344
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.27%	SOFR +560	3,656	3,641	3,547
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	9.64%	SOFR +600	6,419	6,314	6,387
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.33%	SOFR +560	2,112	2,107	2,112
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	8.89%	SOFR +500	19,650	19,517	19,650
Harvest Group Topco Buyer, LLC	3/2/2026	3/2/2032	Media	8.39%	SOFR +475	9,975	9,933	9,925
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.74%	SOFR +500	6,098	6,072	6,098
Highwire Public Relations, LLC	1/12/2026	1/12/2031	Professional Services	8.73%	SOFR +500	10,000	9,859	9,900
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	9.23%	SOFR +550	8,230	8,149	8,230
HW Holdco, LLC	4/11/2023	5/10/2027	Media	9.50%	SOFR +585	3,402	3,386	3,402
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	8.74%	SOFR +510	8,989	8,924	8,899
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	9.73%	SOFR +600	5,922	5,860	5,922
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	8.98%	SOFR +525	8,081	8,034	7,960
Kinetic Purchaser, LLC (4),(5)	11/30/2021	11/10/2027	Personal Products	—	—	14,345	13,381	4,196
Lash OpCo, LLC (5)	10/14/2021	9/17/2027	Personal Products	10.76%	SOFR +710	15,797	15,732	15,560
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.58%	SOFR +594	7,755	7,755	6,515
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	9.58%	SOFR +594	2,454	2,429	2,454
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.43%	SOFR +475	2,514	2,483	2,501
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	8.98%	SOFR +525	12,056	11,972	11,995
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.33%	SOFR +560	2,175	2,151	2,164
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	8.74%	SOFR +510	8,180	8,151	8,180
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.42%	SOFR +475	6,203	6,151	6,203
Marketplace Events Acquisition, LLC	1/13/2025	12/20/2030	Media	8.99%	SOFR +525	16,550	16,427	16,550
Marwood Group Buyer, LLC	4/1/2026	4/1/2032	Healthcare and Pharmaceuticals	8.23%	SOFR +450	3,378	3,364	3,361
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.38%	SOFR +565	2,305	2,291	2,294
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	9.98%	SOFR +625	18,824	18,656	18,824

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	8.98%	SOFR +525	15,044	14,886	15,044
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	8.98%	SOFR +525	17,799	17,677	17,799
MES Intermediate, Inc.	4/11/2023	10/1/2027	Distributors	8.73%	SOFR +500	3,334	3,316	3,334
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	9.47%	SOFR +585	9,590	9,584	9,111
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.08%	SOFR +635	20,898	20,649	20,480
North American Rail Solutions, LLC	10/23/2025	8/29/2031	Road and Rail	8.48%	SOFR +475	17,369	17,307	17,108
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	8.98%	SOFR +525	16,832	16,720	16,579
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.01%	SOFR +636	14,161	14,099	14,161
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.10%	SOFR +940	2,360	2,352	1,581
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.48%	SOFR +575	14,787	14,616	14,787
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.16%	SOFR +843	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.41%	SOFR +668	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.48%	SOFR +575	3,434	3,398	3,434
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	10.10%	SOFR +625	11,727	11,615	11,727
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	8.66%	SOFR +500	10,850	10,769	10,633
Paving Lessor Corp.	8/28/2025	7/1/2031	Business Services	8.98%	SOFR +525	19,823	19,707	19,823
PN Buyer, Inc.	11/19/2025	7/31/2031	Professional Services	8.14%	SOFR +450	9,950	9,908	9,851
Podean Buyer, LLC	11/4/2025	8/29/2031	Marketing Services	9.73%	SOFR +600	4,968	4,929	4,968
Pragmatic Institute, LLC (4)	3/28/2025	3/28/2030	Education	—	—	4,483	4,180	1,423
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.48%	SOFR +575	6,419	6,338	6,499
Puget Collision, LLC	11/19/2025	10/2/2031	Automobiles	8.48%	SOFR +475	14,925	14,855	14,701
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	8.98%	SOFR +525	7,642	7,593	7,336
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.48%	SOFR +575	14,762	14,627	14,688
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	8.69%	SOFR +500	18,598	18,548	18,598
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.23%	SOFR +450	10,434	10,375	10,434
Rosco Parent, LLC	11/19/2025	8/29/2031	Auto Components	8.48%	SOFR +475	10,421	10,360	10,421
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	10.10%	SOFR +625	4,443	4,394	3,132
SCP Clinical Research Intermediate Holdings, LLC	1/2/2026	12/2/2031	Healthcare Providers and Services	8.39%	SOFR +475	9,975	9,939	9,925
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.64%	SOFR +600	17,362	17,321	17,362
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.23%	SOFR +550	9,783	9,688	9,563
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.48%	SOFR +575	10,229	10,152	10,229
Schlesinger Global, Inc. (5)	9/30/2021	3/31/2027	Business Services	9.99%	SOFR +635	6,619	6,619	6,288
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	10.85%	SOFR +715	4,944	4,905	4,944
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.13%	SOFR +640	20,301	20,101	20,098
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	9.76%	SOFR +600	12,474	12,409	9,805
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	8.88%	SOFR +515	3,998	3,970	3,998
STG Distribution, LLC - First Out New Money Term Loans (4),(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	2,054	1,858	1,849
STG Distribution, LLC - Second Out Term Loans (4),(5)	10/24/2024	10/3/2029	Air Freight and Logistics	—	—	4,639	2,562	—
STG Distribution, LLC - Final initial New Money TL (5)	10/24/2024	7/14/2026	Air Freight and Logistics	8.00%	—	1,351	1,338	1,351
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	8.41%	SOFR +475	12,876	12,829	12,876
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.48%	SOFR +475	14,325	14,270	14,289
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.14%	SOFR +450	1,898	1,878	1,898
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.23%	SOFR +650	19,281	19,086	18,365
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.64%	SOFR +500	17,348	17,243	17,175
TPC US Parent, LLC	4/11/2023	3/1/2027	Consumer Goods: Non-Durable	9.58%	SOFR +590	3,051	3,045	3,051
Transgo, LLC	1/19/2024	12/29/2028	Automotive	8.89%	SOFR +525	13,826	13,692	13,723
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	8.58%	SOFR +490	14,594	14,541	14,192
Walker Edison Furniture Company, LLC - Litigation DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	262	262	273
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	9.73%	SOFR +600	11,974	11,845	11,855
Wash & Wax Systems LLC (5)	4/30/2025	4/28/2028	Automobiles	9.16%	SOFR +550	6,080	6,155	6,202
Total First Lien Secured Debt							1,154,954	1,126,252

Subordinated Debt - 12.4% of Net Assets
Integrative Nutrition, LLC - Promissory Note #1 (5)	4/17/2025	4/15/2030	Diversified Consumer Services	6.00%	—	1,818	1,615	1,618
Integrative Nutrition, LLC - Promissory Note #2 (5)	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	3,623	1,977	1,522
Wash & Wax Systems LLC [5]	4/30/2025	7/30/2028	Automobiles	12.00%	—	4,300	4,300	4,300
Total Subordinate Debt							7,892	7,440

Equity Securities - 10.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity	11/5/2024	—	Containers and Packaging	—	—	699	4,158	3,105
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	699	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,251
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	539
PLB Brands, LLC - Common Equity (5)	3/5/2026	—	Textiles, Apparel and Luxury Goods	—	—	560,239	560	560
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity (5)	4/30/2025	—	Automobiles	—	—	2,493	4,449	733
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Capital Equipment	—	—	35,834	2,734	—
Total Equity Securities							14,944	6,188
Total Investments - 1,893.6% of Net Assets (6), (7)							1,177,790	1,139,880

Cash Equivalents - 52.8% of Net Assets (8)
BlackRock Federal Fund - Class: Institutional shares - Money Market Fund				3.54%			13,414	13,414
JPMorgan US Dollar Liquidity Fund - Class: Institutional Shares - Money Market Fund				3.63%			4,307	4,307
JPMorgan U.S. Government Money - Class: Institutional Shares - Money Market Fund				3.50%			9,262	9,262
Goldman Sachs Financial Square Government Fund - Class: Institutional Shares - Money Market Fund				3.59%			4,781	4,781
Total Cash Equivalents							31,764	31,764
Cash - 33.7% of Net Assets
Cash							20,292	20,292
Total Cash							20,292	20,292
Total Investments, Cash Equivalents and Cash —1,980.1% of Net Assets							$1,229,846	$1,191,936
Liabilities in Excess of Other Assets — (1,880.1)% of Net Assets								(1,131,740)
Members' Equity—100.0%								$60,196

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
(6)
As of June 30, 2026 , all investments in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S. companies were $1,177.8 million, $1,139.9 million and 1,893.6%.
(7)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below is a listing of PSSL’s individual investments as of September 30, 2025 (Par and $ in thousands)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 2,106.3% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	9.29%	SOFR+500	14,825	$14,649	$14,677
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.79%	SOFR+550	18,573	18,304	18,759
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	10.26%	SOFR+626	11,610	11,566	11,610
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.91%	SOFR+575	11,640	11,640	11,640
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	9.83%	SOFR+550	7,608	7,576	7,570
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.91%	SOFR+475	9,000	8,951	8,955
Alpine Acquisition Corp II (4)	10/11/2022	11/30/2026	Containers and Packaging	—	—	13,154	13,012	6,840
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,434	4,357	4,434
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	4/11/2023	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,375	4,360	4,375
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	9.31%	SOFR+500	5,955	5,946	5,925
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.75%	SOFR+575	9,900	9,821	9,900
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.89%	SOFR+575	9,900	9,819	9,752
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.75%	SOFR+575	4,975	4,865	4,831
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.50%	SOFR+550	17,748	17,549	17,748
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.91%	SOFR+675	14,925	14,792	14,813
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.75%	SOFR+575	4,850	4,794	4,802
Big Top Holdings, LLC	6/26/2024	3/1/2030	Business Services	9.25%	SOFR+525	14,671	14,458	14,671
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.77%	SOFR+650	8,798	8,730	8,688
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.40%	SOFR+540	14,816	14,714	14,557
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.50%	SOFR+450	4,975	4,952	4,975
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	9.00%	SOFR+500	4,975	4,904	4,975
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.51%	SOFR+535	438	416	378
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.66%	SOFR+550	5,000	5,000	4,963
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	10.00%	SOFR+600	14,850	14,670	14,850
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.89%	SOFR+590	4,263	4,236	4,220
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	9.00%	SOFR+500	9,925	9,863	9,925
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.66%	SOFR+550	15,090	14,897	14,939
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	10.00%	SOFR+600	9,441	9,359	9,441
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	9.25%	SOFR+525	14,887	14,783	14,218
CF512, Inc.	12/27/2021	8/20/2026	Media	10.36%	SOFR+619	6,483	6,447	6,418
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.50%	SOFR+450	19,837	19,746	19,837
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	11.66%	SOFR+750	6,637	6,479	6,206
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	10.08%	SOFR+576	3,735	3,708	3,735
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	10.03%	SOFR+586	2,046	2,034	2,031
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.51%	SOFR+535	2,574	2,429	2,522
DRS Holdings III, Inc.	1/27/2021	11/3/2025	Consumer Goods: Durable	9.41%	SOFR+525	4,487	4,487	4,532
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.75%	SOFR+475	4,950	4,909	4,950
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	9.46%	SOFR+526	1,347	1,273	1,341
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.96%	SOFR+576	8,354	8,354	6,802
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.75%	SOFR+475	8,776	8,694	8,797
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	9.00%	SOFR+500	5,940	5,911	5,940
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.51%	SOFR+635	12,416	12,335	12,416
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	9.16%	SOFR+500	12,124	11,950	12,124
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.91%	SOFR+575	8,822	8,704	8,822
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	9.00%	SOFR+500	19,573	19,491	19,573
Global Holdings InterCo, LLC	6/8/2021	3/16/2026	Diversified Financial Services	9.74%	SOFR+560	3,505	3,503	3,505
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.80%	SOFR+560	3,685	3,660	3,611
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	10.16%	SOFR+600	6,468	6,344	6,468
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.60%	SOFR+550	2,112	2,100	2,091
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	9.16%	SOFR+500	19,800	19,650	19,627
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.87%	SOFR+500	3,606	3,572	3,606
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	10.32%	SOFR+600	8,867	8,761	8,867
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.90%	SOFR+590	3,441	3,431	3,441

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	9.29%	SOFR+510	9,060	8,961	9,060
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	10.16%	SOFR+600	5,968	5,891	5,968
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	9.25%	SOFR+525	8,143	8,087	8,143
Inventus Power, Inc.	7/11/2023	1/15/2026	Consumer Goods: Durable	11.78%	SOFR+761	8,081	8,062	8,081
Kinetic Purchaser, LLC	11/30/2021	11/10/2027	Personal Products	10.15%	SOFR+615	13,492	13,344	11,468
Lash OpCo, LLC	10/14/2021	2/18/2027	Personal Products	12.16%	SOFR+785	15,508	15,400	15,120
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	7,612	7,612	7,612
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	2,409	2,381	2,967
Lightspeed Buyer, Inc.	1/27/2021	2/3/2027	Healthcare Providers and Services	8.75%	SOFR+475	16,232	16,187	16,232
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.77%	SOFR+450	2,533	2,497	2,533
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	9.00%	SOFR+500	12,279	12,164	12,279
Lucky Bucks, LLC - First-Out Term Loan (5)	12/1/2023	10/2/2028	Hotel, Gaming and Leisure	11.66%	SOFR+765	256	256	238
Lucky Bucks, LLC - Last-Out Term Loan	5/20/2024	10/2/2029	Hotel, Gaming and Leisure	11.66%	SOFR+765	529	529	426
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.60%	SOFR+560	2,193	2,146	2,184
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	9.12%	SOFR+525	16,915	16,769	16,915
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	9.30%	SOFR+510	8,244	8,186	8,244
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.95%	SOFR+475	6,251	6,181	6,251
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.65%	SOFR+565	2,323	2,303	2,323
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	10.25%	SOFR+625	18,833	18,613	18,927
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.25%	SOFR+525	15,514	15,338	14,769
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	9.25%	SOFR+525	12,935	12,788	12,935
Municipal Emergency Services, Inc.	4/11/2023	10/1/2027	Distributors	9.15%	SOFR+515	3,360	3,332	3,360
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	10.12%	SOFR+585	10,352	10,304	10,352
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.35%	SOFR+635	21,059	20,761	20,901
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	9.26%	SOFR+525	16,958	16,824	16,619
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.53%	SOFR+636	15,484	15,358	15,484
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,231	2,220	1,975
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.76%	SOFR+575	14,900	14,695	14,691
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.71%	SOFR+843	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.96%	SOFR+668	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.75%	SOFR+575	3,833	3,787	3,833
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	10.42%	SOFR+625	11,818	11,669	11,770
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	9.17%	SOFR+500	10,933	10,836	10,741
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	9.25%	SOFR+525	9,963	9,896	9,888
Penta Group Holdings, Inc.	9/8/2025	7/31/2031	Professional Services	8.81%	SOFR+450	5,000	4,979	4,975
Pink Lily Holdco, LLC (5),(7)	11/30/2021	11/9/2027	Textiles, Apparel and Luxury Goods	4.35%	—	8,359	8,323	3,343
Pragmatic Institute, LLC	3/28/2025	3/28/2030	Education	9.50%	SOFR+550	4,200	4,200	3,045
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.75%	SOFR+575	6,467	6,375	6,532
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	9.29%	SOFR+500	18,781	18,717	18,781
Recteq, LLC	2/24/2021	1/29/2026	Leisure Products	10.40%	SOFR+640	4,775	4,768	4,763
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.50%	SOFR+450	10,518	10,449	10,518
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	9.25%	SOFR+525	7,700	7,639	7,654
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.75%	SOFR+575	9,875	9,758	9,776
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.92%	SOFR+575	4,303	4,245	3,873
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.91%	SOFR+575	5,955	5,905	5,955
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.50%	SOFR+550	9,864	9,747	9,815
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	10.20%	SOFR+620	9,186	9,172	9,186
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.66%	SOFR+550	10,306	10,213	10,306
Schlesinger Global, Inc. (6)	9/30/2021	10/24/2025	Business Services	12.76%	SOFR+860	6,647	6,647	6,315
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	10.15%	SOFR+615	4,850	4,802	4,523
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.31%	SOFR+615	18,078	17,812	18,078
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	10.10%	SOFR+610	12,294	12,212	10,609
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	9.15%	SOFR+515	4,029	3,989	4,029
STG Distribution, LLC - First Out New Money Term Loans (5)	10/24/2024	10/3/2029	Air Freight and Logistics	12.57%	SOFR+835	1,961	1,871	1,745
STG Distribution, LLC - Second Out Term Loans (5),(7)	5/22/2025	10/3/2029	Air Freight and Logistics	5.32%	—	4,535	2,562	363
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.92%	SOFR+475	14,438	14,345	14,322
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.66%	SOFR+450	2,873	2,835	2,873
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.52%	SOFR+650	19,429	19,179	19,332
Team Services Group, LLC	10/4/2022	12/20/2027	Healthcare and Pharmaceuticals	9.56%	SOFR+525	5,327	5,141	5,305
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.90%	SOFR+590	7,985	7,943	7,985
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.93%	SOFR+475	17,482	17,309	17,395
TPC US Parent, LLC	4/11/2023	11/24/2025	Consumer Goods: Non-Durable	10.19%	SOFR+590	16,355	16,341	16,224
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.91%	SOFR+575	15,880	15,694	16,005
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,238
Urology Management Holdings, Inc.	4/11/2023	6/15/2027	Healthcare and Pharmaceuticals	9.66%	SOFR+550	6,753	6,718	6,753
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale	—	—	353	—	12
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	134	134	136
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	10.00%	SOFR+600	12,066	11,914	11,946
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.81%	SOFR+550	5,847	5,947	5,964
Total First Lien Secured Debt							1,083,891	1,066,863

Subordinated Debt - 14.8% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	1,628	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	3,932	3,932	3,932
Total Subordinate Debt							7,537	7,514

Equity Securities - 20.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,740
Lucky Bucks, LLC - Common Equity	12/1/2023	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	392
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	1,037
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	4,593
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	2,510
Total Equity Securities							12,288	10,272
Total Investments - 2,141.5% of Net Assets (6)(8)							1,103,716	1,084,649

Cash Equivalents - 94.5% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			12,475	12,475
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				4.02%			4,265	4,265
JP Morgan USD Liquidity Inst (Money Market Fund)				4.10%			14,682	14,682
JP Morgan US Government Fund (Money Market Fund)				4.02%			10,539	10,539
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.10%			5,909	5,909
Total Cash Equivalents							47,870	47,870
Cash - 27.0% of Net Assets
Cash							13,690	13,690
Total Cash and Cash Equivalents							61,560	61,560
Total Investments, Cash Equivalents, and Cash —2,263.0% of Net Assets							$1,165,276	$1,146,209
Liabilities in Excess of Other Assets — (2,163.0)% of Net Assets								(1,095,559)
Members' Equity—100.0%								$50,650

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, 1) are not pledged as collateral under the Credit Facility and held through Funding I; 2) do not secure the 2037-R Asset-Backed Debt and are not held through PennantPark CLO VI, LLC, 3) do not secure the 2036-R Asset-Backed Debt and are not held through PennantPark CLO II, Ltd. and 4) do not secure the 2037 Asset-Backed Debt and are not held through PennantPark CLO 12, LLC.
(6)
As of September 30, 2025, all investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S. companies were $1,103.7 million, $1,084.6 million and 2,141.5%.
(7)
Partial PIK non-accrual security.
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2026
	(Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,177,790 and $1,103,716, respectively)	$1,139,880	$1,084,649
Cash equivalents (cost—$31,764 and $47,870, respectively)	31,764	47,870
Cash (cost—$20,292 and $13,690, respectively)	20,292	13,690
Interest receivable	4,316	4,138
Prepaid expenses and other assets	1,645	2,296
Due from affiliate	56	208
Receivable for investments sold	—	838
Total assets	1,197,953	1,153,689
Liabilities
2036 Asset-Backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,125 and $1,341, respectively)	244,875	244,659
2037 Asset-Backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $1,646 and $1,904, respectively)	244,354	244,096
2037-R Asset-Backed debt, net (par—$246,000 and $246,000, respectively and unamortized deferred financing costs of $2,185 and $2,518, respectively)	243,815	243,481
Credit facility payable	110,500	74,500
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,198	16,868
Interest payable on notes to members	6,342	6,788
Distribution payable to members	5,750	—
Accounts payable and accrued expenses	1,215	997
Due to affiliate	108	50
Total liabilities	1,137,757	1,103,039
Members' equity	60,196	50,650
Total liabilities and members' equity	$1,197,953	$1,153,689

———————————————————

* As of June 30, 2026 and September 30, 2025, PSSL had unfunded commitments to fund investments of $0.5 million and $0.4 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Investment income:
Interest	$28,236	$28,212	$86,395	$84,989
Other income	476	357	1,000	1,145
Total investment income	28,712	28,569	87,395	86,134
Expenses: (1)
Interest and expense on credit facility and asset-backed debt	13,720	14,381	41,936	42,198
Interest expense on notes to members	8,015	8,427	24,311	25,674
Administration fees	785	1,001	2,338	2,386
General and administrative expenses	385	110	1,481	1,016
Expenses before debt issuance costs	22,905	23,919	70,066	71,274
Debt issuance costs	—	200	—	200
Total expenses	22,905	24,119	70,066	71,474
Net investment income	5,807	4,450	17,329	14,660
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	—	(10,974)	(16,540)	(17,429)
Realized loss on debt extinguishment	—	(1,637)	—	(1,637)
Net change in unrealized appreciation (depreciation) on investments	(8,565)	5,403	(18,843)	(9,739)
Net realized and unrealized gain (loss) on investments and debt	(8,565)	(7,208)	(35,383)	(28,805)
Net increase (decrease) in members' equity resulting from operations	$(2,758)	$(2,758)	$(18,054)	$(14,145)

———————————————————

(1) Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management on a quarterly basis.

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane (“HL”) formed PSSL II, an unconsolidated joint venture. PSSL II invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II invests in portfolio companies in the same industries in which we may directly invest. PSSL II commenced operations on November 18, 2025. As of June 30, 2026, PSSL II had total assets of $356.5 million and its investment portfolio consisted of investments in 52 portfolio companies. As of June 30, 2026, at fair value, the largest investment in a single portfolio company in PSSL II was $13.0 million and the five largest investments totaled $64.5 million. PSSL II invests in portfolio companies in the same industries in which we may directly invest.

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

We and HL provide capital to PSSL II in the form of secured notes and equity interests. As of June 30, 2026, our investment in PSSL II consisted of secured notes of $65.6 million ($39.4 million remaining unfunded) and equity interests of $28.1 million ($16.9 million remaining unfunded). During the three and nine months ended June 30, 2026, the Company made capital contributions of approximately zero and $93.8 million of assets at their most recent fair market value as of the date of the transaction.

In November 2025, PSSL II entered into a $150.0 million revolving credit facility which bears all-in interest rate at SOFR plus 1.85% with Goldman Sachs Bank USA as administrative agent, through its wholly owned subsidiary, PSSL II SPV LLC, subject to leverage and borrowing base restrictions. In February 2026, the revolving credit facility was upsized to $250.0 million.

Below is a summary of PSSL II's portfolio at fair value:

($ in thousands)	June 30, 2026
Total investments	$320,145
Weighted average cost yield on income producing investments	9.0%
Number of portfolio companies in PSSL II	52
Largest portfolio company investment	$12,968
Total of five largest portfolio company investments	$64,524

Below is a listing of PSSL II’s individual investments as of June 30, 2026 (Par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2),(3)
First Lien Secured Debt - 864.4% of Net Assets
ACP Avenu Buyer, LLC	11/18/2025	10/2/2029	IT Services	8.69%	SOFR+500	12,967	$12,907	$12,708
ACP Falcon Buyer, Inc.	11/18/2025	8/1/2029	Internet Software and Services	9.19%	SOFR+550	812	819	812
APT OPCO, LLC	11/18/2025	9/30/2031	Healthcare Providers and Services	8.23%	SOFR+450	4,963	4,907	4,963
Arcfield Acquisition Corp.	2/3/2026	10/28/2031	Aerospace and Defense	8.66%	SOFR+500	3,704	3,686	3,704
Archer Lewis, LLC	11/18/2025	8/28/2029	Professional Services	9.48%	SOFR+575	1,048	1,048	1,019
Argano, LLC	1/27/2026	9/13/2029	Software	9.15%	SOFR+550	4,975	5,021	4,925
Beacon Behavioral Support Services, LLC	11/18/2025	6/21/2029	Healthcare Providers and Services	9.23%	SOFR+550	8,340	8,299	8,340
BLC Holding Company, Inc.	11/18/2025	11/20/2030	Commercial Services & Supplies	8.23%	SOFR+450	3,772	3,772	3,772
Boss Industries, LLC	11/18/2025	12/27/2030	Independent Power and Renewable Electricity Producers	8.73%	SOFR+500	5,824	5,824	5,824
By Light Professional IT Services, LLC	11/18/2025	7/15/2031	Aerospace and Defense	9.14%	SOFR+550	6,965	6,916	6,861
Carisk Buyer, Inc.	11/18/2025	12/3/2029	Healthcare Technology	8.48%	SOFR+475	5,847	5,847	5,876
Case Works, LLC	11/18/2025	10/1/2029	Professional Services	8.98%	SOFR+525	4,457	4,370	4,390
Commercial Fire Protection Holdings, LLC	11/18/2025	9/23/2030	Commercial Services & Supplies	8.23%	SOFR+450	12,935	12,935	12,935
Cornerstone Advisors of Arizona, LLC	1/27/2026	5/13/2032	Professional Services	8.48%	SOFR+475	6,484	6,456	6,452
Crane 1 Services, Inc.	11/18/2025	8/16/2027	Commercial Services & Supplies	9.51%	SOFR+586	2,504	2,492	2,479
EDS Buyer, LLC	11/18/2025	1/10/2029	Aerospace and Defense	8.48%	SOFR+475	1,965	1,969	1,965
Emergency Care Partners, LLC	11/18/2025	10/18/2027	Healthcare Providers and Services	8.73%	SOFR+500	6,234	6,234	6,234
ETE Intermediate II, LLC	11/18/2025	5/29/2029	Auto Components	8.73%	SOFR+500	970	970	970
Global Holdings InterCo, LLC	2/12/2026	9/16/2027	Diversified Financial Services	9.24%	SOFR+560	4,204	4,108	4,204
Harris & Co, LLC	11/18/2025	8/9/2030	Professional Services	8.89%	SOFR+525	12,934	12,893	12,934
Harvest Group Topco Buyer, LLC	3/31/2026	3/2/2032	Media	8.39%	SOFR+475	7,980	7,943	7,940
HEC Purchaser Corp.	11/18/2025	6/17/2029	Health Care Equipment & supplies	8.74%	SOFR+500	4,596	4,596	4,596
Highwire Public Relations, LLC	1/28/2026	1/12/2031	Professional Services	8.73%	SOFR+500	3,500	3,481	3,465
Hills Distribution, Inc.	11/18/2025	11/8/2029	Distributors	9.23%	SOFR+550	2,606	2,596	2,606
IG Investments Holdings, LLC	2/11/2026	9/22/2028	Professional Services	8.66%	SOFR+500	5,065	5,043	5,014
Impact Advisors, LLC	1/27/2026	3/19/2032	Healthcare Technology	8.23%	SOFR+450	9,085	9,085	9,085
LJ Avalon Holdings, LLC	12/2/2025	2/1/2030	Construction and Engineering	8.43%	SOFR+450	7,942	7,942	7,903
MBS Holdings, Inc.	11/18/2025	4/16/2027	Internet Software and Services	8.74%	SOFR+510	5,092	5,092	5,092
Marwood Group Buyer, LLC	4/1/2026	4/1/2032	Healthcare and Pharmaceuticals	8.23%	SOFR+450	3,000	2,972	2,985
Medina Health, LLC	11/18/2025	10/20/2028	Healthcare and Pharmaceuticals	9.98%	SOFR+625	10,196	10,166	10,196
MOREgroup Holdings, Inc.	1/6/2026	1/16/2030	Construction and Engineering	8.98%	SOFR+525	7,185	7,185	7,185
MES Intermediate, Inc.	11/18/2025	10/1/2027	Distributors	8.73%	SOFR+500	12,968	12,968	12,968
North American Rail Solutions	11/18/2025	8/29/2031	Road and Rail	8.48%	SOFR+475	12,935	12,879	12,741
OSP Embedded Purchaser, LLC	11/18/2025	12/17/2029	Aerospace and Defense	9.48%	SOFR+575	6,947	6,852	6,947
PCS MIDCO, Inc.	11/18/2025	3/1/2030	Professional Services	9.48%	SOFR+575	2,343	2,353	2,343
PD Tri-State Holdco, LLC.	11/18/2025	10/14/2030	Diversified Consumer Services	8.98%	SOFR+525	2,955	2,933	2,997
PN Buyer, Inc.	1/9/2026	7/31/2031	Professional Services	8.14%	SOFR+450	9,950	9,905	9,851
Pacific Purchaser, LLC	11/18/2025	10/2/2028	Professional Services	10.10%	SOFR+625	2,194	2,175	2,194
PAR Excellence Holdings, Inc.	11/18/2025	9/3/2030	Healthcare Technology	8.65%	SOFR+500	6,947	6,887	6,808
Paving Lessor Corp.	1/28/2026	7/1/2031	Commercial Services & Supplies	8.98%	SOFR+525	4,802	4,781	4,802
Project Granite Buyer, Inc.	11/18/2025	12/31/2030	Professional Services	9.48%	SOFR+575	3,924	3,961	3,973
Puget Collision, LLC	11/18/2025	10/3/2030	Automobiles	8.48%	SOFR+475	8,104	8,060	7,982
Rancho Health MSO, Inc.	11/18/2025	6/20/2029	Healthcare Providers and Services	8.69%	SOFR+500	6,818	6,818	6,818
Sabel Systems Technology Solutions, LLC	1/31/2025	10/31/2030	IT Services	9.64%	SOFR+600	8,955	8,955	8,955
Sath Industries, LLC	11/18/2025	12/17/2029	Building Products	9.48%	SOFR+550	3,191	3,191	3,191
Sigma Defense Systems, LLC	11/18/2025	12/20/2027	Aerospace and Defense	10.13%	SOFR+640	10,375	10,341	10,271
Smartronix, LLC	11/24/2025	2/6/2032	Aerospace and Defense	8.14%	SOFR+450	5,925	5,904	5,685
Systems Planning And Analysis, Inc.	11/18/2025	8/16/2027	Aerospace and Defense	8.48%	SOFR+475	12,979	12,933	12,947
TMII Enterprises, LLC	11/18/2025	12/22/2028	Professional Services	8.14%	SOFR+450	1,307	1,307	1,307
The Vertex Companies, LLC	11/18/2025	8/31/2028	Construction and Engineering	8.74%	SOFR+510	7,685	7,673	7,608
Transgo, LLC	11/18/2025	12/29/2028	Auto Components	8.89%	SOFR+525	7,888	7,838	7,829
Tyto Athene, LLC	11/18/2025	4/3/2028	IT Services	8.58%	SOFR+490	4,622	4,537	4,494

Total Investments- 864.4% of Net Assets (3),(4)							320,825	320,145

Cash Equivalents - 77.1% of Net Assets (5)
Dreyfus Government Cash Management - Class: Institutional Shares - Money Market Fund				3.54%			4,901	4,901
Total Cash Equivalents							4,901	4,901
Cash - 13.2% of Net Assets
Cash							28,552	28,552
Total Cash							28,552	28,552

Total Investments, Cash Equivalents and Cash —954.7% of Net Assets							$354,278	$353,598
Liabilities in Excess of Other Assets — (854.7)%								(316,561)
Members' Equity—100.0%								$37,037

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
(3)
As of June 30, 2026 , all investments were in U.S. companies, and total cost, fair value, percentage of Net Assets for the U.S. companies were $320.8 million, $320.1 million and 864.4%.
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(5)
Rate disclosed is the seven day effective yield as of June 30, 2026

Below are the consolidated statements of assets and liabilities for PSSL II ($ in thousands):

June 30, 2026
Unaudited
Assets
Investments at fair value (amortized cost—$320,825)	$320,145
Cash equivalents (cost—$4,901)	4,901
Cash (cost—$28,552)	28,552
Interest receivable	957
Prepaid expenses and other assets	1,972
Due from affiliate	16
Total assets	356,543
Liabilities
Credit facility payable	226,000
Notes payable to members	87,500
Interest payable on credit facility	2,281
Interest payable on notes to members	1,758
Distribution payable to members	1,400
Accounts payable and accrued expenses	553
Due to Affiliates	14
Total liabilities	319,506

Members' equity	37,037
Total liabilities and members' equity	$356,543

———————————————————

* As of June 30, 2026 PSSL II had unfunded commitments to fund investments of zero.

Below are the consolidated statements of operations for PSSL II ($ in thousands):

	Three Months Ended June 30, 2026	For the period November 18, 2025 (commencement of operations) through June 30, 2026
Investment income:
Interest	$7,639	$16,172
Other income	201	226
Total investment income	7,840	16,398
Expenses (1):
Interest and expense on credit facility	3,531	7,017
Interest expense on notes to members	2,580	5,598
Administration fees	213	507
General and administrative expenses	189	428
Expenses before debt issuance costs	6,513	13,550
Debt issuance costs	—	33
Net investment income	1,327	2,815
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(62)	(678)
Net realized and unrealized gain (loss) on investments	(62)	(678)
Net increase (decrease) in members' equity resulting from operations	$1,265	$2,137

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

During the three and nine months ended June 30, 2026, we declared distributions of $0.2883 and $0.9033 per share for total distributions of $28.6 million and $89.6 million, respectively. During the three and nine months ended June 30, 2025, we declared distributions of $0.3075 and $0.9225 per share for total distributions of $30.5 million and $83.4 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment's profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, our debt portfolio consisted of approximately 99% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(23,445)	$(0.24)
Down 2%	(19,293)	(0.19)
Down 1%	(9,646)	(0.10)
Up 1%	9,646	0.10
Up 2%	19,293	0.19
Up 3%	28,952	0.29

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

Item 4. Controls and Procedures

As of the period ended June 30, 2026 , we including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, a material weakness was previously identified in the operation of controls related to our quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the period ended June 30, 2026 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these and any future legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed on November 24, 2025, which could materially affect our business, financial condition and/or operating results. The risks described as in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

10.1

Second Supplemental Indenture, dated as of March 4, 2026, relating to the 6.75% Notes due 2029 by and between the Company and Equiniti Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on March 4, 2026.

10.2

Third Supplemental Indenture, dated as of June 1, 2026, relating to the 7.375% Notes due 2031 by and between the Company and Equiniti Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on June 1, 2026.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 10, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)